Form 10-Q
period 2002-03-31
IPC ACQUISITION CORP
filed 2002-06-27
CIK 1166720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

or

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 333-82540

IPC ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-3022102
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

88 Pine Street, Wall Street Plaza, New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 825-9060

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes              No     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2002

Common Stock par value $0.01	14,000,000 shares

IPC ACQUISITION CORP.

INDEX

Part I. Financial Information:

Item 1.	Financial Statements		Page

	A)	Condensed Consolidated Balance Sheets as of September 30, 2001, December 31, 2001 and March 31, 2002	1

	B)	Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2001 and 2002, the Six Months ended March 31, 2001, the period from October 1, 2001 to December 20, 2001 and the period from November 15, 2001 to March 31, 2002	2

	C)	Condensed Consolidated Statements of Cash Flows for the Six Months ended March 31, 2001, the period from October 1, 2001 to December 20, 2001 and the period from November 15, 2001 to March 31, 2002	3

	D)	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk		26

Part II. Other Information:

Item 1.	Legal Proceedings		27

Item 2.	Changes in Securities and Use of Proceeds		27

Item 3.	Defaults Upon Senior Securities		27

Item 4.	Submission of Matters to a Vote of Security Holders		27

Item 5.	Other Information		27

Item 6.	Exhibits and Reports on Form 8-K		27

Signatures			28

ITEM 1.    Financial Statements

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	Predecessor
	September 30, 2001	December 31, 2001	March 31, 2002
Assets
Assets:
Cash	$4,536	$25,046	$39,581
Restricted cash	—	20,800	8,514
Accounts receivable, net of allowance of $2,648,
$125 and $292, respectively	77,496	66,804	63,883
Inventories, net	45,258	67,810	48,080
Prepaid and other current assets	2,919	2,832	3,280

Total current assets	130,209	183,292	163,338

Property, plant and equipment, net	20,368	21,203	18,205
Goodwill	185,033	77,310	72,833
Intangible assets, net	152,630	215,601	213,088
Deferred financing costs, net	—	19,712	18,974
Other assets	871	552	592

Total assets	$489,111	$517,670	$487,030

Liabilities and Stockholders’ Equity

Liabilities:
Current portion of long term debt	$—	$5,250	$5,250
Accounts payable	9,254	6,597	6,668
Accrued expenses	15,029	27,209	28,088
Current portion of deferred compensation	471	471	471
Income taxes payable	1,934	2,736	4,215
Customer advances on installation contracts	41,388	43,327	29,331
Deferred revenue on maintenance contracts	10,204	8,633	12,335
Due to affiliates	104,106	—	—
Deferred purchase price obligation	—	20,800	8,514

Total current liabilities	182,386	115,023	94,872

Term loan	—	99,750	99,750
Senior subordinated notes	—	150,000	150,000
Deferred taxes, net	56,679	10,940	7,106
Deferred compensation	3,377	3,354	3,328
Other long term liabilities	2,623	—	—

Total liabilities	245,065	379,067	355,056

Commitments and Contingencies

Stockholders’ equity:
Common stock-$0.01 par value, authorized 25,000,000 shares; 14,000,000 shares issued and outstanding at December 31, 2001 and March 31, 2002	—	140	140
Paid in capital	278,048	139,560	139,560
Accumulated deficit	(32,710)	(1,382)	(6,692)
Accumulated other comprehensive income (loss)	(1,292)	285	(1,034)

Total stockholders’ equity	244,046	138,603	131,974

Total liabilities and stockholders’ equity	$489,111	$517,670	$487,030

See the accompanying notes.

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Predecessor		Predecessor
	Three Months Ended March 31, 2001	Three Months Ended March 31, 2002	Six Months Ended March 31, 2001	Period from October 1, 2001 to December 20, 2001	Period from November 15, 2001 to March 31, 2002
Revenue:
Product sales and installations	$48,184	$54,854	$82,868	$35,691	$67,329
Service	24,594	23,351	50,855	23,089	25,205

	72,778	78,205	133,723	58,780	92,534

Cost of goods sold:
Product sales and installations	26,226	46,779	55,748	18,869	59,452
Service	14,911	13,791	29,690	13,953	15,058

	41,137	60,570	85,438	32,822	74,510

Gross profit	31,641	17,635	48,285	25,958	18,024

Research and development	3,624	3,809	8,216	3,519	4,115
Selling, general and administrative expense	8,122	9,836	19,213	17,110	10,895
Depreciation and amortization	11,947	4,611	24,179	10,737	5,166

Income (loss) from operations	7,948	(621)	(3,323)	(5,408)	(2,152)

Other income (expense):
Interest expense, net	(6,745)	(6,935)	(13,130)	(5,987)	(7,784)
Other income, net	(45)	(1)	2,179	49	28

Income (loss) before income taxes	1,158	(7,557)	(14,274)	(11,346)	(9,908)

Income tax expense (benefit)	(602)	(2,247)	7,423	(318)	(3,216)

Net income (loss)	$1,760	$(5,310)	$(21,697)	$(11,028)	$(6,692)

See the accompanying notes.

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Predecessor
	Six Months Ended March 31, 2001	Period from October 1, 2001 to December 20, 2001	Period from November 15, 2001 to March 31, 2002
Cash flows from operating activities:
Net loss	$(21,697)	$(11,028)	$(6,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,325	1,393	1,225
Amortization of intangibles	20,854	9,344	3,941
Amortization of deferred financing costs	—	—	826
Provision for doubtful accounts	222	1,018	303
Deferred income taxes	(13,148)	(4,761)	(5,324)
Employee deferred compensation charge	(19)	(19)	(30)
Changes in operating assets and liabilities:
Accounts receivables	(1,433)	4,702	6,945
Inventories	2,701	1,823	33,695
Prepaids and other current assets	408	(281)	(80)
Other assets	(493)	322	89
Accounts payable and accrued expenses	(14,845)	7,019	(4,307)
Income taxes payable	(1,024)	(988)	2,001
Customer advances and deferred revenue	17,166	9,326	(19,454)
Other liabilities	—	(2,623)	—

Net cash (used in) provided by operating activities	(7,983)	15,247	13,138

Cash flows from investing activities:
Capital expenditures	(4,153)	(1,902)	(982)
Payment for acquisitions, net of cash acquired (includes restricted cash of $8.5 million)	—	—	(346,441)

Net cash used in investing activities	(4,153)	(1,902)	(347,423)

Cash flows from financing activities:
Proceeds from (repayments of) intercompany borrowings	25,716	(15,134)	—
Principal payments on capital leases	(106)	—	—
Proceeds from term loan, net of issuance costs	—	—	98,600
Proceeds from senior subordinated notes, net of issuance costs	—	—	136,600
Proceeds from equity issuance, net	—	—	139,700

Net cash provided by (used in) financing activities	25,610	(15,134)	374,900

Effect of exchange rate changes on cash	662	(1,996)	(1,034)

Net increase (decrease) in cash	14,136	(3,785)	39,581
Cash, beginning of period	3,152	4,536	—

Cash, end of period	$17,288	$751	$39,581

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Income taxes	$1,616	$1,338	$108

Interest	$206	$66	$2,096

Dividend to parent	$62,570	$—	$—

See the accompanying notes.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2002

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of IPC Acquisition Corp. (the “Company”) and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States for annual financial reporting and should be read in conjunction with the audited consolidated financial statements included in the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-82540) which became effective on May 14, 2002. Certain reclassifications have been made to prior year amounts to conform to the current-year presentation.

These unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. Interim period operating results may not be indicative of the operating results to be expected for the full year or any other interim period.

The combined financial statements for the period from October 1, 2001 to December 20, 2001 include the accounts of IPC Information Systems, Inc. (the “Predecessor”), including the Trading Systems division and Information Transport Systems division, operating divisions of a wholly owned subsidiary of Global Crossing Ltd. (“Global Crossing”), and Asia Global Crossing IPC Trading Systems Australia Pty Ltd., an operating division of a wholly owned subsidiary of Asia Global Crossing Ltd. The condensed balance sheet at September 30, 2001 was derived from the audited combined balance sheet of that date. Intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements for the period from November 15, 2001 (date of initial capitalization) to December 31, 2001 include the accounts of the Company and its wholly owned subsidiaries. The principal activity of the Company consists of the December 20, 2001 acquisition of the Predecessor (the “IPC Acquisition”), and the results of operations of the acquired business from such date through March 31, 2002. Intercompany balances and transactions have been eliminated.

Revenue Recognition

Revenue from product sales and installation is recognized upon completion of the installation except for revenue from sales to distributors, which is recognized upon shipment. Under contract provisions, customers are progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed. All costs incurred on uncompleted contracts are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and ITS services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes to turret systems is recognized upon completion, which usually occurs in the same month or the month following the order for services.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. For the period from October 1, 2001 to December 20, 2001, the costs allocated to goodwill were amortized on a straight-line basis over the periods benefited, principally 10 years and resulted in amortization of $4.7 million.

The Company adopted Statement of Financial Accounting Standards (“SFAS No.142”) “Goodwill and Other Intangible Assets” effective upon the IPC Acquisition and, in accordance with SFAS No.142, there was no amortization of goodwill and intangible assets that have indefinite useful lives for the period from November 15, 2001 to March 31, 2002. However, such assets will be tested for impairment at least annually using the two-step process specifically provided in the statement. The Company plans to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets in the third quarter ending June 30, 2002. The

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2002

Company believes the recorded values of goodwill and trade name in the amount of $72.8 million and $18.0 million, respectively at March 31, 2002 are fully recoverable.

Other intangible assets are carried at cost. Technology and customer list are amortized over the estimated useful lives of 7 and 20 years, respectively. Trade name has been deemed to have an indefinite life and will not be subject to amortization expense, but instead will be subject to annual impairment tests in accordance with the provisions of SFAS No.142.

Effects of Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which requires entities to record the fair value of the estimated liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes an amount equal to the present value of the estimated liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company will adopt SFAS 143 on October 1, 2002 and has not yet determined the effect, if any, the adoption of SFAS 143 will have on the Company’s condensed consolidated financial statements.

In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS No.144”). SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, “Accounting for Impairment of Long Lived Assets” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No.144 will be adopted by the Company on October 1, 2002. Management does not believe the adoption of this standard will have a material impact on the Company’s condensed consolidated financial statements.

Foreign Currency Translation Adjustment

The balance sheets and statements of operations of the Company’s foreign operations are measured using the local currency as the functional currency. Assets and liabilities of these foreign operations are translated at the period-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the year. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income.

	Predecessor		Predecessor	Predecessor
	Three Months Ended March 31,		Six Months Ended March 31, 2001	October 1, 2001 to December 20, 2001	November 15, 2001 to March 31, 2002
(in thousands)	2001	2002

Reported net (loss) income	$1,760	$(5,310)	$(21,697)	$(11,028)	$(6,692)
Translation adjustment	(2,089)	(1,319)	770	(1,965)	(1,034)

Total comprehensive (loss) income	$(329)	$(6,629)	$(20,927)	$(12,993)	$(7,726)

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2002

2.	The IPC Acquisition

On December 20, 2001, the Company purchased 100% of the common stock of IPC Information Systems, Inc. and 100% of the ordinary shares of Asia Global Crossing IPC Trading Systems Australia Pty Ltd. from Global Crossing Ltd. and its affiliates. In addition, the Company acquired various assets owned by affiliates of Global Crossing related to the operation of these businesses. Under the purchase agreement, the total purchase price for the shares and assets was $360 million, subject to various adjustments for working capital and customer advances.

At the closing, the purchase price was reduced by approximately $9.75 million for estimated working capital and customer advances adjustments. On January 16, 2002, Global Crossing and its affiliates paid us $3.0 million based upon a revised estimate of the working capital and customer advances adjustments. On January 31, 2002, we delivered to Global Crossing and its affiliates our determination of the amount of working capital and customer advances as of the closing. Based on our determination of these amounts, Global Crossing or various of its affiliates are obligated to pay us an additional amount of $4.8 million. We have not been paid this additional amount.

The IPC Acquisition was accounted for by the purchase method and acquired intangible assets are recognized apart from goodwill in accordance with SFAS No.141, “Business Combinations” (“SFAS No.141”). The purchase price exceeded the fair value of the net assets acquired by approximately $72.8 million. This excess has been recorded in the accompanying condensed consolidated balance sheet as goodwill and will not be amortized in accordance with SFAS No.142. SFAS No.142 eliminates the requirement to amortize goodwill and intangible assets that have indefinite useful lives. However, it requires that such assets be tested for impairment at least annually using the guidance specifically provided in the statement. Accordingly, the Company’s condensed consolidated financial statements for the three months ended March 31, 2002 are not comparable to any period prior to December 21, 2001. In connection with the IPC Acquisition, the Company recorded the following amounts to reflect the purchase price allocation described above (in thousands):

Goodwill	$72,833
Fair value increase to inventory	34,300
Identified intangibles:
Customer list	153,000
Technology	45,000
Trade name	18,000
Deferred taxes	(12,430)

Net impact of purchase accounting adjustments	$310,703

The IPC Acquisition was financed with the net proceeds from the issuance of the outstanding senior subordinated notes, borrowings under the senior secured credit facilities and a common equity contribution of $140 million by a group led by Goldman Sachs Capital Partners, or GSCP 2000, and its affiliates. Under the terms of the purchase agreement, approximately $20.8 million of the purchase price was not paid to Global Crossing at the closing. This deferred portion of the purchase price will not be paid to Global Crossing unless various contingent liabilities of former affiliates that the Company guaranteed have been paid by Global Crossing or the Company has been released from these guarantees. An amount equal to the deferred payment was deposited into a bank account in the Company’s name and will be paid to Global Crossing as the guaranteed obligations and other liabilities are paid by Global Crossing or the Company is released from these obligations and other liabilities. While the Company has structured this agreement so that the Company retains ownership of the deposited funds, there can be no assurance that a contrary position will not be taken in Global Crossing’s bankruptcy case. Through March 31, 2002, the Company has paid approximately $12.3 million of these contingent liabilities and an equal amount has been withdrawn from the aforementioned bank account.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2002

Set forth below is the unaudited pro forma results of operations of the Company for the Three Months ended March 31, 2001 and 2002, the Six Months ended March 31, 2001, the period from October 1, 2001 through December 20, 2001 and the period from November 15, 2001 through March 31, 2002 had the IPC Acquisition and the related financings occurred as of the beginning of each period.

The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent the results of operations of the Company for the periods described above had the IPC Acquisition and the related financings occurred as of the beginning of each period, or to project the results for any future period.

The unaudited pro forma financial information gives effect to (a) the IPC Acquisition (b) the offering of the outstanding senior subordinated notes, (c) term loan borrowings under our senior secured credit facilities, (d) the purchase accounting adjustments associated with the IPC Acquisition, (e) the common equity contribution and (f) the related fees and expenses. The unaudited pro forma financial information assumes that no post-closing working capital adjustments has been made in connection with the IPC Acquisition. The unaudited pro forma financial information of the Company does not include various one-time costs for operating expenses and capital expenditures associated with establishing the Company as a stand-alone entity.

	Predecessor		Predecessor
	Three Months Ended March 31,		Six Months Ended March 31, 2001	October 1, 2001 to December 20, 2001	November 15, 2001 to March 31, 2002
(in thousands)	2001	2002

Revenue	$72,778	$78,205	$133,723	$58,780	$92,534
Net income (loss)	$4,948	$(5,310)	$(651)	$(3,870)	$(6,692)

3.	Inventories (in thousands)

	Predecessor
	September 30, 2001	December 31, 2001	March 31, 2002
Components and manufacturing work in process	$9,720	$7,114	$7,605
Inventory on customer sites awaiting installation	25,775	51,536	31,185
Parts and maintenance supplies	9,763	9,160	9,290

	$45,258	$67,810	$48,080

4.	Goodwill and Intangible Assets

The Company adopted SFAS No. 142, effective December 20, 2001 (the date of the IPC Acquisition). Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income (loss) would have been as follows:

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2002

	Predecessor		Predecessor
	Three Months Ended March 31,		Six Months Ended March 31, 2001	October 1, 2001 to December 20, 2001	November 15, 2001 to March 31, 2002
(in thousands)	2001	2002

Reported net income (loss)	$1,760	$(5,310)	$(21,697)	$(11,028)	$(6,692)
Add back goodwill amortization, net of tax	2,534	—	5,068	4,837	—

Adjusted net income (loss)	$4,294	$(5,310)	$(16,629)	$(6,191)	$(6,692)

The following table reflects the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets included in the condensed consolidated balance sheets as of the dates indicated:

	Predecessor
(in thousands)	September 30, 2001	December 31, 2001	March 31, 2002

Intangible assets:
Amortized intangible assets:
Technology	$35,940	$45,000	$45,000
Customer list	108,904	153,000	154,029

Accumulated amortization	(20,698)	(399)	(3,941)

Net carrying amount	$124,146	$197,601	$195,088

Non-amortized intangible assets:
Goodwill, net	$185,033	$77,310	$72,833
Trade name	15,867	18,000	18,000
Assembled workforce	12,617	—	—

Net carrying amount	$213,517	$95,310	$90,833

Amortization expense for those intangible assets required to be amortized under SFAS No. 142 was $3.9 million for the period from November 15, 2001 to March 31, 2002. Amortization expense prior to the adoption of SFAS No. 142 was $9.3 million and $20.9 million for the period from October 1, 2001 to December 20, 2001 and the six months ended March 31, 2001 respectively.

5.	Accrued Expenses (in thousands)

	Predecessor
	September 30, 2001	December 31, 2001	March 31, 2002

Accrued compensation and benefits	$6,273	$6,874	$9,076
Warranty reserves	2,373	2,430	3,236
Sales taxes payable	792	1,033	573
Job accruals	4,010	2,530	2,290
Accrued transaction costs	—	7,900	3,988
Accrued interest	—	757	5,048
Other accruals	1,581	5,685	3,877

	$15,029	$27,209	$28,088

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2002

6.	Long Term Debt

Senior Secured Credit Facilities

On December 20, 2001, the Company and a group of lenders entered into senior secured credit facilities, comprised of (i) a $105 million term loan and (ii) a $15 million revolving credit facility. The maturity date of the loans is December 31, 2006.

In addition to customary affirmative covenants, the senior secured credit facilities require the Company to enter into interest-rate hedging agreements to the extent necessary for 50% of the total outstanding consolidated indebtedness to be at a fixed rate (because the senior subordinated notes are at a fixed interest rate, the Company was not required to enter into hedging agreements on the closing date of the senior secured credit facilities) and include negative covenants that, among other things, restrict the Company’s and its subsidiaries’ ability to: incur additional indebtedness (including guarantees of certain obligations); engage in mergers, consolidations, liquidations and dissolutions; sell assets; enter into capital leases; pay dividends or make other payments in respect of capital stock; make acquisitions; make investments, loans and advances; make payments with respect to or modify subordinated debt instruments; and enter into agreements with negative pledge clauses or clauses restricting subsidiary distributions. The senior secured credit facilities also contain minimum interest coverage and fixed charge coverage ratios and maximum senior secured and total leverage ratios. The senior secured credit facilities also contain a restriction on the amount of capital expenditures.

As of March 31, 2002, annual principal payments required under the $105 million term loan are as follows (in thousands):

2002	$5,250
2003	10,500
2004	10,500
2005	10,500
2006	68,250

$105,000

Senior Subordinated Notes

The Company issued $150 million in aggregate principal amount of 11.50% senior subordinated notes on December 20, 2001 to fund a portion of the consideration for the IPC Acquisition. Under the terms of the indenture governing the senior subordinated notes, the Company may, subject to certain restrictions, issue additional notes up to a maximum aggregate principal amount of $250 million. The senior subordinated notes mature on December 15, 2009.

Interest on the senior subordinated notes accrue at the rate of 11.50% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2002. The Company has agreed to exchange the senior subordinated notes for publicly registered senior subordinated notes containing essentially identical terms. A registration statement relating to this exchange became effective on May 14, 2002. The exchange offer expired on June 21, 2002. The Company will make each interest payment immediately preceding June 15 and December 15 to the Holders of record on June 1 and December 1.

The indenture governing the senior subordinated notes contains covenants that impose significant restrictions on the Company. These restrictions include limitations on the ability of the Company and its restricted subsidiaries to: incur indebtness or issue preferred shares; pay dividends or make distributions in respect of capital stock or to make other restricted payments; create liens; agree to payment restrictions affecting restricted subsidiaries; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2002

7.	Business Segment Information

The Company’s operations include the Trading Systems and Information Transport Systems, or ITS divisions. Trading Systems reports sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installation.” It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as “Service.” ITS reports revenue from the design, integration and implementation of cabling infrastructure projects including Local and Wide Area Networks, and from the sales of intelligent network products, such as hubs, bridges and routers as “Product sales and installation.” It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks, as “Service.” The Company evaluates performance based on direct margin and income from operations.

	Predecessor
	Trading Systems	ITS	Consolidated
Period from October 1, 2000 to March 31, 2001	(in thousands)
Revenue:
Product sales and installations	$63,252	$19,616	$82,868
Service	42,493	8,362	50,855

Total revenue	$105,745	$27,978	$133,723
Direct margin	57,056	6,000	63,056
Income (loss) from operations	(5,407)	2,084	(3,323)
Depreciation and amortization	24,046	133	24,179
Interest expense, net	(13,130)	—	(13,130)
Income tax provision	7,423	—	7,423
Total assets	$496,674	$27,499	$524,173
Capital expenditures	$3,918	$235	$4,153

	Predecessor
	Trading Systems	ITS	Consolidated
Period from October 1, 2001 to December 20, 2001	(in thousands)
Revenue:
Product sales and installations	$27,444	$8,247	$35,691
Service	18,795	4,294	23,089

Total revenue	$46,239	$12,541	$58,780
Direct margin	28,690	2,734	31,424
Income (loss) from operations	(6,498)	1,090	(5,408)
Depreciation and amortization	10,729	8	10,737
Interest expense, net	(5,987)	—	(5,987)
Income tax (benefit)	(318)	—	(318)
Total assets	$350,787	$29,179	$379,966
Capital expenditures	$1,897	$5	$1,902

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2002
	Trading Systems	ITS	Consolidated
Period from November 15, 2001 to March 31, 2002	(in thousands)
Revenue:
Product sales and installations	$56,857	$10,472	$67,329
Service	21,998	3,207	25,205

Total revenue	$78,855	$13,679	$92,534
Direct margin	23,382	2,213	25,595
Income (loss) from operations	(2,428)	276	(2,152)
Depreciation and amortization	5,019	147	5,166
Interest expense, net	(7,784)	—	(7,784)
Income tax (benefit)	(3,216)	—	(3,216)
Total assets	$443,401	$43,629	$487,030
Capital expenditures	$974	$8	$982

8.	Guarantor Subsidiaries’ Financial Information

Certain of the Company’s domestic restricted subsidiaries guarantee the senior secured credit facilities and the senior subordinated notes. Information regarding the guarantors is as follows (in thousands):

Condensed Combining Statement of Operations
For the Period October 1, 2000 to March 31, 2001

	Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$121,249	$24,865	$(12,391)	$133,723
Cost of goods sold	74,836	21,383	(10,781)	85,438

Gross profit	46,413	3,482	(1,610)	48,285

Other operating expenses	44,094	7,514	—	51,608

Income (loss) from operations	2,319	(4,032)	(1,610)	(3,323)
Interest expense and other, net	(10,964)	13	—	(10,951)
Income tax provision (benefit)	5,703	1,720	—	7,423

Net income (loss)	$(14,348)	$(5,739)	$(1,610)	$(21,697)

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2002

Condensed Combining Statement of Cash Flows
For the Period October 1, 2000 to March 31, 2001

	Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(10,237)	$2,254	$—	$(7,983)

Capital expenditures	(3,961)	(192)	—	(4,153)

Net cash (used in) investing activities	(3,961)	(192)	—	(4,153)

Repayment of intercompany borrowings	24,357	1,359	—	25,716
Principal payments on capital leases	(106)	—	—	(106)

Net cash provided by financing activities	24,251	1,359	—	25,610

Effect of exchange rate changes on cash	—	662	—	662

Net increase in cash	10,053	4,083	—	14,136
Cash at beginning of period	393	2,759	—	3,152

Cash at end of period	$10,446	$6,842	$—	$17,288

Condensed Combining Balance Sheet at September 30, 2001

	Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash	$(703)	$5,239	$—	$4,536
Accounts receivable, net	64,005	13,491	—	77,496
Inventories, net	41,991	8,254	(4,987)	45,258
Prepaid and other current assets	410	2,509	—	2,919
Due from affiliate	(13,977)	13,597	380	—

Total current assets	91,726	43,090	(4,607)	130,209
Property, plant and equipment, net	18,595	1,773	—	20,368
Goodwill and intangibles, net	265,467	72,196	—	337,663
Deferred financing costs	—	—	—	—
Other assets	722	149	—	871

Total assets	$376,510	$117,208	$(4,607)	$489,111

Liabilities and stockholders’ equity:
Accounts payable, accrued expenses and other current liabilities	$17,521	$9,167	$—	$26,688
Customer advances and deferred revenue	45,138	6,454	—	51,592
Due to affiliates	104,106	—	—	104,106

Total current liabilities	166,765	15,621	—	182,386
Other long-term liabilities	62,679	—	—	62,679

Total liabilities	229,444	15,621	—	245,065
Total stockholders’ equity	147,066	101,587	(4,607)	244,046

Total liabilities and stockholders’ equity	$376,510	$117,208	$(4,607)	$489,111

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2002

Condensed Combining Statement of Operations
For the Period October 1, 2001 to December 20, 2001

	Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$52,098	$13,777	$(7,095)	$58,780
Cost of goods sold	30,610	9,226	(7,014)	32,822

Gross profit	21,488	4,551	(81)	25,958
Other operating expenses	28,427	2,939	—	31,366

Income (loss) from operations	(6,939)	1,612	(81)	(5,408)
Interest expense and other, net	(6,218)	280	—	(5,938)
Income tax provision (benefit)	639	(957)	—	(318)

Net income (loss)	$(13,796)	$2,849	$(81)	$(11,028)

Condensed Combining Statement of Cash Flows
For the Period October 1, 2001 to December 20, 2001

	Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$19,702	$(4,455)	$—	$15,247

Capital expenditures	(1,875)	(27)	—	(1,902)

Net cash (used in) investing activities	(1,875)	(27)	—	(1,902)

Repayment of intercompany borrowings	(16,428)	1,294	—	(15,134)

Net cash (used in) provided by financing activities	(16,428)	1,294	—	(15,134)

Effect of exchange rate changes on cash	(1,076)	(920)	—	(1,996)

Net increase (decrease) in cash	323	(4,108)	—	(3,785)
Cash at beginning of period	(703)	5,239	—	4,536

Cash at end of period	$(380)	$1,131	$—	$751

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2002

Condensed Consolidated Balance Sheet at December 31, 2001

	IPC Acquisition	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash	$24,654	$549	$(157)	$—	$25,046
Restricted cash	20,800	—	—	—	20,800
Accounts receivable, net	—	44,663	22,141	—	66,804
Inventories, net	—	64,782	7,233	(4,205)	67,810
Prepaid and other current assets	—	828	2,004	—	2,832
Due from affiliate	—	34,169	(34,630)	461	—

Total current assets	45,454	144,991	(3,409)	(3,744)	183,292
Investment in subsidiaries	360,177	—	—	(360,177)	—
Property, plant and equipment, net	—	19,427	1,776	—	21,203
Goodwill and intangibles, net	—	224,679	68,232	—	292,911
Deferred financing costs, net	19,712	—	—	—	19,712
Other assets	—	663	(111)	—	552

Total assets	$425,343	$389,760	$66,488	$(363,921)	$517,670

Liabilities and stockholders’ equity:
Current portion of long-term debt	$5,250	$—	$—	$—	$5,250
Accounts payable, accrued expenses and other current liabilities	—	33,057	3,956	—	37,013
Customer advances and deferred revenue	—	45,003	6,957	—	51,960
Deferred purchase price obligation	20,800	—	—	—	20,800

Total current liabilities	26,050	78,060	10,913	—	115,023

Long-term debt	249,750	—	—	—	249,750
Other long-term liabilities	10,940	3,354	—	—	14,294

Total liabilities	286,740	81,414	10,913	—	379,067

Total stockholders’ equity	138,603	308,346	55,575	(363,921)	138,603

Total liabilities and stockholders’ equity	$425,343	$389,760	$66,488	$(363,921)	$517,670

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2002

Condensed Consolidated Balance Sheet at March 31, 2002

	IPC Acquisition	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash	$17,950	$9,966	$11,665	$—	$39,581
Restricted cash	8,514	—	—	—	8,514
Accounts receivable, net	—	39,631	24,252	—	63,883
Inventories, net	—	41,559	12,992	(6,471)	48,080
Prepaid and other current assets	—	930	2,350	—	3,280
Due from affiliate	—	44,981	(45,442)	461	—

Total current assets	26,464	137,067	5,817	(6,010)	163,338

Investment in subsidiaries	362,204	—	—	(362,204)	—
Property, plant and equipment, net	—	16,860	1,345	—	18,205
Goodwill and intangibles, net	—	217,282	68,639	—	285,921
Deferred financing costs, net	18,974	—	—	—	18,974
Other assets	—	687	(95)	—	592

Total assets	$407,642	$371,896	$75,706	$(368,214)	$487,030

Liabilities and stockholders’ equity:
Current portion of long-term debt	$5,250	$—	$—	$—	$5,250
Accounts payable, accrued expenses and other current liabilities	5,048	25,926	8,468	—	39,442
Customer advances and deferred revenue	—	27,593	14,073	—	41,666
Deferred purchase price obligation	8,514	—	—	—	8,514

Total current liabilities	18,812	53,519	22,541	—	94,872

Long-term debt	249,750	—	—	—	249,750
Other long-term liabilities	7,106	3,328	—	—	10,434

Total liabilities	275,668	56,847	22,541	—	355,056

Total stockholders’ equity	131,974	315,049	53,165	(368,214)	131,974

Total liabilities and stockholders’ equity	$407,642	$371,896	$75,706	$(368,214)	$487,030

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2002

Condensed Consolidated Statement of Operations
For the Period November 15, 2001 to March 31, 2002

	IPC Acquisition	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$83,221	$17,474	$(8,161)	$92,534
Cost of goods sold	—	70,779	10,570	(6,839)	74,510

Gross profit	—	12,442	6,904	(1,322)	18,024

Other operating expenses	—	16,857	3,319	—	20,176

Income (loss) from operations	—	(4,415)	3,585	(1,322)	(2,152)
Interest expense and other, net	(7,717)	(59)	20	—	(7,756)
Income tax provision (benefit)	—	(4,024)	808	—	(3,216)

Net income (loss)	$(7,717)	$(450)	$2,797	$(1,322)	$(6,692)

Condensed Consolidated Statement of Cash Flows
For the Period November 15, 2001 to March 31, 2002

	IPC Acquisition	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(6,704)	$7,859	$11,983	$—	$13,138

Capital expenditures	—	(567)	(415)	—	(982)
Payment for acquisitions, net of cash acquired and working capital adjustments.	(350,246)	3,054	—	751	(346,441)

Net cash (used in) provided by investing activities	(350,246)	2,487	(415)	751	(347,423)

Proceeds from debt, net of issuance costs	235,200	—	—	—	235,200
Proceeds from equity issuances, net	139,700	—	—	—	139,700

Net cash provided by financing activities	374,900	—	—	—	374,900

Effect of exchange rate changes on cash	—	—	(1,034)	—	(1,034)

Net increase in cash	17,950	10,346	10,534	751	39,581
Cash at beginning of period	—	(380)	1,131	(751)	—

Cash at end of period	$17,950	$9,966	$11,665	$—	$39,581

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2002

9.	Acquisition

Acquisition of Hitachi Turret Business

On March 11, 2002, the Company entered into an agreement to purchase the international customer base and related assets of the turret business of Hitachi, Ltd for a purchase price of approximately $2.5 million. This transaction was completed on March 29, 2002, and has been accounted for under purchase accounting in accordance with SFAS No.141.

10.	2002 Stock Option Plan

In February 2002, the Company adopted the 2002 Stock Option Plan. The option plan provides for the grant of options to purchase shares of the Company’s common stock to selected employees, officers, consultants and directors. The purpose of the option plan is to provide an incentive to employees, officers, consultants and directors to devote their abilities and industry to the Company’s success. The maximum number of shares that may be made the subject of options granted under the option plan is 900,000.

The option plan is administered by the compensation committee of the Company’s Board of Directors, which determines the individuals to whom options are awarded, the number of shares subject to each award, the exercise price of the option and other terms and conditions of the awards. Unless otherwise provided by the compensation committee, an option becomes exercisable for 25% of the shares subject to the option on each of the first four anniversaries of the date the compensation committee grants the option. Options granted under the option plan are non-transferable and the shares acquired upon exercise of options are subject to certain transfer restrictions. The terms and conditions of each option are set forth in an option agreement.

The option plan provides that the effect, if any, on an option upon a change in control or sale in which certain of the Company’s current stockholders dispose of all of their interests in the Company or any successor corporation will be set forth in the option agreement. Under the form of option agreement that has been approved by the Company’s compensation committee for current use under the plan, upon a change in control as defined in the plan, 50% of the unvested portion of each option will immediately become vested and exercisable. In the event an option holder’s employment is terminated by the Company for any reason other than cause, death or disability within one year following the change in control, the option will become fully vested and exercisable and remain exercisable for 180 days. The form of agreement also provides that in the event of certain corporate transactions, after which Goldman Sachs & Co. and its affiliates no longer have any ownership interest in the Company or any successor corporation, the option will become fully vested and exercisable.

11.	Key Employee Equity Investment Plan

In February 2002, the Company adopted the Key Employee Equity Investment Plan. Under the plan, certain employees and directors will be given the opportunity to purchase shares of the Company’s common stock at its current fair market value. The plan is administered by the compensation committee of the Company’s Board of Directors, which determines the individuals who will be entitled to participate in the plan, the number of shares to be offered to each participant and the terms and conditions of each offer. Up to 100,000 shares in the aggregate may be sold under the plan. Participants will be permitted to pay for up to two-thirds of the purchase price with a promissory note that will be secured by the purchased shares. The shares will be subject to certain transfer restrictions.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2002

12.	Commitments and Contingencies

Except as described below, the Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

On June 27, 2000, an action was brought against several defendants, including IPC Information Systems, Inc., in the United States District Court for the Southern District of New York by two electrical contractors alleging that IPC Information Systems violated federal antitrust and New York state law by conspiring with the International Brotherhood of Electrical Workers Local Union Number 3, AFL-CIO, and five electrical contractors, to exclude plaintiffs from telecommunications wiring and systems installation jobs in the New York City metropolitan area. The Company believes the suit is without merit. However, there can be no assurance that the resolution of this lawsuit will ultimately be favorable. Plaintiffs are seeking injunctive relief and damages from the defendants in excess of an aggregate of $50 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report.

Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “thinks”, and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other risk factors, including but not limited to those described in our Registration Statement on Form S-4 (No. 333-82540), that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements.

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this filing. We assume no obligation to update or revise them or provide reasons why actual results may differ.

Overview

We are the leader in advanced trading room communications systems known as turret systems, or dealerboards, based on our installed base of approximately 108,000 institutional trading positions worldwide. Our primary business is the design, manufacture, installation and service of turret systems for the trading operations of investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers, insurance companies and energy trading companies. We also install and service the cabling infrastructure and networks within buildings that connect voice and data communications devices for traders and others in the global financial, exchange and energy trading industries.

Our two major operating units are Trading Systems and Information Transport Systems, or ITS. Trading Systems reports (1) sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installation,” and (2) revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as “Service”. ITS reports (1) revenue from design, integration and implementation of cabling infrastructure projects, including local and wide area networks, and from sales of intelligent network products, such as hubs, bridges and routers, as “Product sales and installation” and (2) revenue from on-site maintenance of customer cable infrastructures and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as “Service”.

Revenue from Trading Systems and ITS sales and installation is recognized upon completion of the installation, except for revenue from sales of turret products to distributors, which is recognized upon shipment by our Company. Under contract provisions, customers are progress-billed prior to the completion of the installation. The revenue related to such advance payments is deferred until system installation is completed. All costs incurred on uncompleted contracts are accumulated and recorded as inventory on customer sites awaiting installation. In addition, contracts for annual recurring turret and ITS services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes to turret systems is recognized upon completion, which usually occurs in the same month or the month following the order for services.

Cost of revenue for Trading Systems and ITS includes material and labor associated with the installation of a project or the service performed.

Our revenues and operating results could fluctuate significantly from period to period. Given the relatively large sales price of our trading systems and our recognition of revenue only upon completion of installations, a limited number of system installations may account for a substantial portion of revenues in any particular period. As a result of these and other factors, we could experience significant fluctuations in revenues and operating results in future periods. In addition, our customers are concentrated in the global financial, exchange and energy trading industries and our revenues may decline during periods of economic downturn that impact those sectors.

Impact of the Acquisition

During the period that we were owned by Global Crossing, we provided services to Global Crossing at cost and Global Crossing performed certain administrative services on our behalf and allocated a charge for those services to us. Going forward, any services we provide to Global Crossing will be on an arm’s-length basis. Since the IPC Acquisition was accounted for as a purchase, the book value of our assets was adjusted to reflect the allocation of the excess of the purchase price over the net assets acquired. As a result, our historical results of operations and financial position are not necessarily indicative of our future results of operations or financial condition. The amounts presented below for the three months ended December 31, 2001 represent the sum of the amounts separately reported for the pre-acquisition period ended December 20, 2001 and the post-acquisition period ended December 31, 2001. The amounts presented below for the six months ended March 31, 2002 represent the sum of the amounts separately reported for the pre-acquisition period ended December 20, 2001 and the post-acquisition period ended March 31, 2002.

Comparison of the Three Months (“Q2 2002”) and Six Months (“YTD 2002”) Ended March 31, 2002 to the Three Months (“Q2 2001”) and Six Months (“YTD 2001”) Ended March 31, 2001.

Revenue. Total revenue increased by $5.4 million, or 7.4%, to $78.2 million in Q2 2002 from $72.8 million in Q2 2001. YTD 2002 total revenue increased by $17.6 million, or 13.2%, to $151.3 million from $133.7 million in YTD 2001. We expect consolidated revenues for the second half of the 2002 fiscal year to be lower as compared to the first half of the 2002 fiscal year. This expected decrease in consolidated revenues is due in part to the continued uncertainty in the financial markets since the events of September 11th and the overall decline in the global economy, both of which have caused our customers to extend their planning and implementation cycles.

Trading Systems installation and related service revenue increased by $12.6 million, or 23.0%, to $67.5 million in Q2 2002 from $54.9 million in Q2 2001. YTD 2002 Trading Systems installation and related service revenue increased by $19.3 million, or 18.3%, to $125.1 million from $105.7 million in YTD 2001.

Revenue from new Trading Systems installation projects increased by $12.9 million, or 37.5%, to $47.2 million in Q2 2002 from $34.3 million in Q2 2001. YTD 2002 revenue from new Trading Systems installation projects increased by $21.0 million, or 33.3%, to $84.3 million from $63.3 million in YTD 2001. The increase is primarily due to the completion of one large installation project for $14.3 million during Q2 2002, while there were no installations completed of comparable size in Q2 2001. The increase in YTD 2002 is primarily due to the $14.3 million installation project completed in Q2 2002 and a higher volume of large installation projects completed during the three months ended December 31, 2001 compared to the three months ended December 31, 2000. As a result of the events of September 11th, we experienced no significant loss of installation project revenue.

Trading Systems service revenue decreased by $0.3 million, or 1.2%, to $20.3 million in Q2 2002 from $20.6 million in Q2 2001. YTD 2002 Trading Systems service revenue decreased by $1.7 million, or 4.0%, to $40.8 million from $42.5 million in YTD 2001. The decrease in service revenue in Q2 2002 resulted from the loss of trading floors as a result of the events of September 11th. Service revenues for the third and fourth quarters of the 2002 fiscal year are anticipated to be slightly higher due to the recent purchase of the Hitachi, Ltd. trading system service base outside of Japan.

Revenue from ITS sales and related service decreased by $7.2 million, or 40.3%, to $10.7 million in Q2 2002 from $17.9 million in Q2 2001. YTD 2002 revenue from ITS sales and related service decreased by $1.8 million, or 6.3%, to $26.2 million from $28.0 million in YTD 2001.

Revenue from new ITS installation projects decreased by $6.2 million, or 44.9%, to $7.6 million in Q2 2002 from $13.8 million in Q2 2001. YTD 2002 revenue from new ITS installation projects decreased by $0.9 million, or 4.6%, to $18.7 million from $19.6 million in YTD 2001. The decrease in installation revenues is primarily due to the timing of completion of large installation projects as compared to the same period a year ago.

ITS service-related revenue decreased by $1.0 million, or 24.5%, to $3.0 million in Q2 2002 from $4.0 million in Q2 2001. YTD 2002 ITS service-related revenue decreased by $0.9 million, or 10.3%, to $7.5 million from $8.4 million in YTD 2001. The decrease is mainly due to a large customer merger in the financial industry, which resulted in continued but lower service requirements for that customer on a post merger basis.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue excluding depreciation and amortization (as a percentage of revenue) of 77.5% in Q2 2002 increased by 21.0% as compared to 56.5% in Q2 2001. YTD 2002 cost of revenue excluding depreciation and amortization (as a percentage of revenue) of 70.9% increased by 7.0% as compared to 63.9% in YTD 2001. Cost of revenue for each of these periods reflects a charge resulting from the amortization of the step up in inventory of $16.9 million and $23.9 million (relating to the December 2001 IPC Acquisition) and $0.0 million and $10.7 million (relating to the June 2000 Global Crossing acquisition) for Q2 2002 and YTD 2002 and Q2 2001 and YTD 2001, respectively. This purchase accounting inventory fair–value step up is a GAAP adjustment that is recorded when a company is acquired as we have been in the two respective years. Cost of revenue excluding the amortization of the inventory fair–value step up in inventory was 55.9% in Q2 2002, a decrease of 0.7% compared to 56.5% in Q2 2001. YTD 2002 cost of revenue excluding the amortization of the inventory fair-value step up in inventory was 55.1%, a decrease of 0.8% compared to 55.9% in YTD 2001.

Product sales and installation cost of revenue (excluding depreciation and amortization) of 85.3% in Q2 2002 increased by 30.9% as compared to 54.4% in Q2 2001. Product sales and installation cost of revenue (excluding depreciation and amortization) of 76.0% in YTD 2002 increased by 8.7% as compared to 67.3% in YTD 2001. Product sales and installation cost of revenue excluding the amortization of the step up in inventory was 55.5% in Q2 2002, an increase of 1.1% compared to 54.4% in Q2 2001. YTD 2002 product sales and installation cost of revenue excluding the amortization of the step up in inventory was 53.6%, a decrease of 0.8% compared to 54.4% in YTD 2001. The increase in Q2 2002 resulted from the completion of our first large installation of our new voice-over-IP trading system, the IQMX ™, sold to a large global customer at a lower than average margin. This is typical with the introduction of a new voice trading system. The decrease in YTD 2002 is primarily due to a higher volume of total product sales and installation revenue with no significant increase in fixed costs when compared to the same period a year ago.

Service cost of revenue (excluding depreciation and amortization) of 59.1% in Q2 2002 decreased by 1.5% as compared to 60.6% in Q2 2001. YTD 2002 service cost of revenue (excluding depreciation and amortization) of 60.1% increased by 1.7% as compared to 58.4% in YTD 2001. The decrease in Q2 2002 is attributable to an increased mix of trading system service revenues included in the total service revenue, which yields higher margins than the margins associated with ITS service revenues. The increase for the YTD 2002 is attributable to a higher volume of service revenue supported by subcontractors in the European and Asia Pacific Regions. The cost of subcontractors is generally higher than the cost for labor supplied directly by the Company.

Research and Development Expense. Research and development expenses were $3.8 million in Q2 2002, an increase of $0.2 million compared to $3.6 million in Q2 2001. YTD 2002 research and development expenses were $7.6 million, a decrease of $0.6 million compared to $8.2 million in YTD 2001. Research and development efforts are focused on the next generation of the Trading Systems products, applications, and enhancements to our current product lines.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased by $1.7 million, or 21.0%, to $9.8 million in Q2 2002 from $8.1 million in Q2 2001. YTD 2002 selling, general and administrative expenses increased by $8.8 million, or 45.8%, to $28.0 million from $19.2 million in YTD 2001. The increase for Q2 2002 and YTD 2002 is related, in part, to expenses directly associated with the increase in installation and service revenues and the reduction of certain incentive based accruals affected by Global Crossing not achieving their financial targets in Q2 2001. In addition, the inclusion of a $2.5 million employee bonus related to the IPC Acquisition and a charge back of corporate related services from Global Crossing of $6.9 million are included in the YTD 2002 amounts, as compared to only a $1.9 million charge back of corporate related services from Global Crossing in YTD 2001.

Depreciation and Amortization. Depreciation and amortization, including amortization of goodwill from acquisitions for the 2001 periods only, was $4.6 million in Q2 2002 as compared to $11.9 million in Q2 2001. Depreciation and amortization, including amortization of goodwill from acquisitions, in YTD 2002 was $15.9 million as compared to $24.2 million in YTD 2001. The decrease reflects the adoption of SFAS No.142 during this fiscal year where goodwill is no longer subject to periodic amortization.

Interest Expense, net. Interest expense, net increased by $0.2 million to $6.9 million in Q2 2002 compared to $6.7 million in Q2 2001. Interest expense, net increased by $0.6 million to $13.8 million in YTD 2002 compared to $13.1 million in YTD 2001. The increase is primarily due to interest charged on the outstanding senior subordinated notes and indebtedness under our senior secured credit facilities incurred in connection with the IPC Acquisition by the Company.

Provision for Income Taxes. Our effective tax rate for the three and six months ended March 31, 2002 was 29.7% and 16.6%, respectively compared to (52.0)% for each of the similar periods of the prior year. The comparability of these periods is significantly impacted by the December 2001 IPC Acquisition and reflects the tax impact of the purchase accounting.

Liquidity and Capital Resources

Cash provided by operating activities was $28.4 million for YTD 2002 as compared to a use of cash of $7.9 million for YTD 2001. This increase of $36.3 million from the prior year period is comprised of decreases in inventory and accounts receivable balances reflecting the completion of several large projects in the 2002 fiscal year and increases in accounts payable and accrued expenses reflecting the accrual of interest and compensation costs. These increases were partially offset by decreases in customer advances and deferred revenue from the prior period.

Cash used in investing activities was $349.3 million for YTD 2002 as compared to $4.2 million for YTD 2001. Cash used in investing activities for YTD 2002 related almost exclusively to cash used for the IPC Acquisition. Cash used in investing activities for the equivalent period of 2001 related exclusively to capital expenditures.

Cash provided by financing activities was $359.8 million for YTD 2002 as compared to $25.6 million for the YTD 2001. This increase of $334.2 million related to the cash flow activity resulting from our separation from Global Crossing. Cash inflows in YTD 2002 of $140 million from the common equity contribution of our equity sponsor, GSCP 2000 and its affiliates, in addition to the proceeds of the offering of $150 million of senior subordinated notes and the borrowing of $105 million under our senior secured credit facilities were partially offset by certain intercompany activity which occurred while IPC Information Systems was still under the control of Global Crossing. Cash inflows in YTD 2001 related primarily to proceeds from intercompany borrowings from our former parent.

The effect of exchange rate changes on cash resulted in a net decrease of cash of approximately $3.0 million for YTD 2002 as compared to an increase of $0.7 million for YTD 2001.

Our primary uses of cash will be to fund interest expense and principal repayments on our debt, capital expenditures, and research and development efforts as well as for working capital. Our primary sources of cash will be cash flows from operations and, if necessary, borrowings under the revolving credit facility. At March 31, 2002, we had $39.6 million of unrestricted cash and $8.5 million of restricted cash. The restricted cash balance relates to the deferred purchase obligation. Through March 31, 2002, we have paid approximately $12.3 million of the contingent liabilities related to the deferred purchase obligation. Additionally, we had liquidity available to us through our $15 million revolving credit facility under our senior secured credit facilities under which there were no amounts outstanding at March 31, 2002. However, the amount available under our revolving credit facility is reduced to $11.7 million by outstanding letters of credit of $3.3 million at March 31, 2002.

Our ability to make payments on our indebtedness, including the senior subordinated notes, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future, which is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We believe our cash flow from operations, available cash and available borrowings under the revolving credit facility will be adequate to meet our current and long-term liquidity needs.

Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations at March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

(in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Deferred Compensation Agreements	$5,722	$295	$924	$1,024	$3,479
Operating Leases	15,494	3,581	7,997	2,969	947

Total Contractual Cash Obligations	$21,216	$3,876	$8,921	$3,993	$4,426

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Line of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	3,250	3,250	—	—	—
Guaranties for Global Crossing Affiliates	9,057	9,057	—	—	—

Total Commercial Commitments	$12,307	$12,307	$—	$—	$—

Euro

On January 1, 1999, several members of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new legal currency. Since its adoption, the Euro has not had a material adverse effect on our business or financial condition.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No.141, “Business Combinations” and SFAS No.142, “Goodwill and Other Intangible Assets.” SFAS No.141 requires all business combinations be accounted for by the purchase method and acquired intangible assets be recognized apart from goodwill if they meet specific criteria. SFAS No.141 supersedes APB Opinion No.16 “Business Combinations” and is effective for all business combinations initiated after June 30, 2001. SFAS No.142 eliminates the requirement to amortize goodwill and intangible assets that have indefinite useful lives. However, it requires that such assets be tested for impairment at least annually using the two-step process specifically provided in the statement. SFAS No.142 supersedes APB Opinion No.17 “Intangible Assets” and was adopted by us on December 21, 2001. The Company plans to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of December 21, 2001 in the third quarter ending June 30, 2002.

In August 2001, the FASB issued SFAS No.143, “Accounting for Asset Retirement Obligations”, which requires entities to record the fair value of the estimated liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes an amount equal to the present value of the estimated liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We will adopt SFAS 143 on October 1, 2002 and have not yet determined the effect, if any, the adoption of SFAS 143 will have on our condensed consolidated financial statements.

In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, “Accounting for Impairment of Long Lived Assets” and the accounting and reporting provisions of APB Opinion No.30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). This statement will be adopted by us on October 1, 2002. Management does not believe the adoption of this standard will have a material impact on our condensed consolidated financial statements.

Summary of Critical Accounting Policies

Revenue Recognition

Revenue from product sales and installation is recognized upon completion of the installation, except for revenue from sales of turret products to distributors, which is recognized upon shipment by us. Under contract provisions, customers are progress-billed prior to the completion of the installation. The revenue related to such advance payments is deferred until system installation is completed. All costs incurred on uncompleted contracts are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and ITS services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes to turret systems is recognized upon completion, which usually occurs in the same month or the month following the order for services.

Inventories

Inventories are stated at the lower of FIFO (first in, first out) cost or market but not in excess of net realizable value. Inventory costs include all direct manufacturing costs and applied overhead. Allowances are established based on management ‘s estimate of inventory on hand that is potentially obsolete or for which its market value is below cost.

Impairment of Long-Lived Assets

We review long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. No impairments have occurred.

Income Taxes

In accordance with SFAS No.109, “Accounting for Income Taxes”, the Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is “more likely than not” to be realized. The provision for income taxes is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

For periods prior to the IPC Acquisition, the Predecessor has filed a consolidated tax return with its parent. For purposes of the accompanying combined financial statements for the period October 1, 2001 to December 20, 2001, income taxes have been prepared in accordance with SFAS No.109, “Accounting for Income Taxes” and SEC Staff Accounting Bulletin Topic 1B, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries”, utilizing the separate return method. Resulting payables for taxes have been recorded as adjustments to the intercompany accounts. For periods subsequent to December 20, 2001, we will be required to file separate stand-alone tax returns.

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign exchange rates. We monitor our interest rate and foreign exchange rate exposures on an ongoing basis. We have not entered into any interest rate hedging contracts.

We have not entered into any foreign exchange contracts, but such contracts may be used in the future if we deem them to be an appropriate resource to manage our exposure to movements in foreign currency exchange rates. We do not consider our current foreign exchange exposure, which is primarily related to changes between the U.S. dollar and the U.K. pound, to be material. Although the impact of changes in foreign exchange rates may be significant to our subsidiaries’ revenue, cost of goods sold and operating expenses when considered individually, the net impact on our consolidated results of operations has not been significant.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of our long-term debt equals its carrying value at March 31, 2002, as there were no significant fluctuations in interest rates in the period from issuance on December 20, 2001 to March 31, 2002.

	Fair Value on March 31, 2002	Future Principal Payments
(in millions)		2002	2003	2004	2005	2006	Thereafter	Total
Long-Term Debt:
Fixed Rate
Senior Subordinated Notes, interest payable at 11.50%, maturing 2009	$150.0	$—	$—	$—	$—	$—	$150.0	$150.0

Variable Rate
Senior Secured Credit Facilities-Term Loan (7.50% at March 31, 2002)	$105.0	$5.3	$10.5	$10.5	$10.5	$68.2	$—	$105.0

Part II – Other Information:

Item 1.    Legal Proceedings

Except as described below, we are not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business. We believe these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations.

On June 27, 2000, an action was brought against several defendants, including IPC Information Systems, Inc. in the United States District Court for the Southern District of New York by two electrical contractors alleging that IPC Information Systems violated federal antitrust and New York State law by conspiring with the International Brotherhood of Electrical Workers Local Union Number 3, AFL-CIO, and five electrical contractors, to exclude plaintiffs from telecommunications wiring and systems installation jobs in the New York City metropolitan area. We believe the suit is without merit. However, there can be no assurance that the resolution of this lawsuit will ultimately be favorable. Plaintiffs are seeking injunctive relief and damages from the defendants in excess of an aggregate of $50 million.

Item 2.	Changes in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K

(A) EXHIBITS
None

(B) REPORTS ON FORM 8-K
The Company has filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Acquisition Corp.

Dated: June 27, 2002	By: /s/ Timothy Whelan

Timothy Whelan
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)