Form 10-Q
period 2002-06-30
IPC ACQUISITION CORP
filed 2002-08-14
CIK 1166720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock par value $0.01	14,060,000 shares

IPC ACQUISITION CORP.

INDEX

			Page
Part I. Financial Information:

Item 1.	Financial Statements

	A)	Condensed Consolidated Balance Sheets as of September 30, 2001, December 31, 2001 and June 30, 2002	1

	B)	Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2001 and 2002, the Nine Months ended June 30, 2001, the period from October 1, 2001 to December 20, 2001 and the period from November 15, 2001 (date of initial capitalization) to June 30, 2002	2

	C)	Condensed Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2001, the period from October 1, 2001 to December 20, 2001 and the period from November 15, 2001 (date of initial capitalization) to June 30, 2002	3

	D)	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk		25

Part II. Other Information:

Item 1.	Legal Proceedings		26

Item 2.	Changes in Securities and Use of Proceeds		26

Item 3.	Defaults Upon Senior Securities		26

Item 4.	Submission of Matters to a Vote of Security Holders		26

Item 5.	Other Information		26

Item 6.	Exhibits and Reports on Form 8-K		26

Signature			27

i

Part I – Financial Information:

ITEM 1.	Financial Statements

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands Except Share Amounts)

	Predecessor
	September 30, 2001	December 31, 2001	June 30, 2002
Assets

Assets:
Cash	$4,536	$25,046	$51,640
Restricted cash	—	20,800	8,514
Accounts receivable, net of allowance of $2,648, $125 and $434, respectively	77,496	66,804	45,463
Inventories, net	45,258	67,810	38,004
Prepaid and other current assets	2,919	2,832	3,745

Total current assets	130,209	183,292	147,366

Property, plant and equipment, net	20,368	21,203	18,760
Goodwill	185,033	77,310	72,139
Intangible assets, net	152,630	215,601	209,553
Deferred financing costs, net	—	19,712	18,236
Other assets	871	552	697

Total assets	$489,111	$517,670	$466,751

Liabilities and Stockholders’ Equity

Liabilities:
Current portion of long term debt	$—	$5,250	$7,875
Accounts payable	9,254	6,597	4,984
Accrued expenses and other current liabilities	15,029	27,209	24,560
Current portion of deferred compensation	471	471	458
Income taxes payable	1,934	2,736	5,435
Customer advances on installation contracts	41,388	43,327	22,735
Deferred revenue on maintenance contracts	10,204	8,633	11,500
Due to affiliates	104,106	—	—
Deferred purchase price obligation	—	20,800	8,514

Total current liabilities	182,386	115,023	86,061

Term loan	—	99,750	94,500
Senior subordinated notes	—	150,000	150,000
Deferred taxes, net	56,679	10,940	4,062
Deferred compensation	3,377	3,354	3,325
Other long term liabilities	2,623	—	—

Total liabilities	245,065	379,067	337,948

Commitments and Contingencies

Stockholders’ equity:
Common stock-$0.01 par value, authorized 25,000,000 shares; 14,000,000 shares issued and outstanding at December 31, 2001 and June 30, 2002	—	140	140
Paid in capital	278,048	139,560	139,560
Accumulated deficit	(32,710)	(1,382)	(12,077)
Accumulated other comprehensive income (loss)	(1,292)	285	1,180

Total stockholders’ equity	244,046	138,603	128,803

Total liabilities and stockholders’ equity	$489,111	$517,670	$466,751

See the accompanying notes.

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Predecessor		Predecessor
	Three Months Ended June 30, 2001	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2001	Period from October 1, 2001 to December 20, 2001	Period from November 15, 2001 to June 30, 2002
Revenue:
Product sales and installations	$51,236	$37,087	$134,104	$35,691	$104,416
Service	24,826	25,721	75,681	23,089	50,926

	76,062	62,808	209,785	58,780	155,342

Cost of goods sold:
Product sales and installations	25,220	30,322	80,968	18,869	89,774
Service	14,836	13,617	44,526	13,953	28,675

	40,056	43,939	125,494	32,822	118,449

Gross profit	36,006	18,869	84,291	25,958	36,893

Research and development	3,672	3,847	11,888	3,519	7,962
Selling, general and administrative expense	8,183	10,352	27,396	17,110	21,247
Depreciation and amortization	11,976	4,783	36,155	10,737	9,949

Income (loss) from operations	12,175	(113)	8,852	(5,408)	(2,265)

Other income (expense):
Interest expense, net	(8,722)	(6,894)	(21,852)	(5,987)	(14,678)
Other income (expense), net	(74)	(92)	2,105	49	(64)

Income (loss) before income taxes	3,379	(7,099)	(10,895)	(11,346)	(17,007)

Income tax expense (benefit)	(1,757)	(1,714)	5,666	(318)	(4,930)

Net income (loss)	$5,136	$(5,385)	$(16,561)	$(11,028)	$(12,077)

See the accompanying notes.

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Predecessor
	Nine Months Ended June 30, 2001	Period from October 1, 2001 to December 20, 2001	Period from November 15, 2001 to June 30, 2002
Cash flows from operating activities:
Net loss	$(16,561)	$(11,028)	$(12,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,927	1,393	2,474
Amortization of intangibles	31,228	9,344	7,475
Amortization of deferred financing costs	—	—	1,564
Provision for doubtful accounts	853	1,018	445
Deferred income taxes	(13,148)	(4,761)	(8,368)
Employee deferred compensation charge	(26)	(19)	(46)
Changes in operating assets and liabilities:
Accounts receivables	(2,751)	4,702	25,223
Inventories	(989)	1,823	43,771
Prepaids and other current assets	4,108	(281)	(545)
Other assets	140	322	(16)
Accounts payable and accrued expenses	(11,803)	7,019	(9,520)
Income taxes payable	749	(988)	3,221
Customer advances and deferred revenue	18,384	9,326	(26,885)
Other liabilities	—	(2,623)	—

Net cash provided by operating activities	15,111	15,247	26,716

Cash flows from investing activities:
Capital expenditures	(6,701)	(1,902)	(2,785)
Payment for acquisitions, net of cash acquired (includes restricted cash of $8.5 million)	—	—	(345,746)

Net cash used in investing activities	(6,701)	(1,902)	(348,531)

Cash flows from financing activities:
Proceeds from (repayments of) intercompany borrowings	8,645	(15,134)	—
Principal payments on capital leases	(234)	—	—
Principal payments on term loan	—	—	(2,625)
Proceeds from term loan, net of issuance costs	—	—	98,600
Proceeds from senior subordinated notes, net of issuance costs	—	—	136,600
Proceeds from equity issuance, net	—	—	139,700

Net cash provided by (used in) financing activities	8,411	(15,134)	372,275

Effect of exchange rate changes on cash	(1,402)	(1,996)	1,180

Net increase (decrease) in cash	15,419	(3,785)	51,640
Cash, beginning of period	3,152	4,536	—

Cash, end of period	$18,571	$751	$51,640

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Income taxes	$1,986	$1,338	$234

Interest	$385	$66	$12,830

Dividend to parent	$62,570	$—	$—

See the accompanying notes.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
June 30, 2002

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of IPC Acquisition Corp. (the “Company”) and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States for annual financial reporting and should be read in conjunction with the audited consolidated financial statements included in the Company’s Registration Statement on Form S-4 (No. 333-82540) which became effective on May 14, 2002. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

The combined financial statements for the period from October 1, 2001 to December 20, 2001 include the accounts of IPC Information Systems, Inc. (the “Predecessor”), including the Trading Systems division and Information Transport Systems division, operating divisions of a wholly owned subsidiary of Global Crossing Ltd. (“Global Crossing”), and Asia Global Crossing IPC Trading Systems Australia Pty. Ltd., an operating division of a wholly owned subsidiary of Asia Global Crossing Ltd. The condensed balance sheet at September 30, 2001 was derived from the audited combined balance sheet of that date. Intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements for the period from November 15, 2001 (date of initial capitalization) to June 30, 2002 include the accounts of the Company and its wholly owned subsidiaries. The principal activity of the Company consists of the December 20, 2001 acquisition of the Predecessor (the “IPC Acquisition”), and the results of operations of the acquired business from such date through June 30, 2002. Intercompany balances and transactions have been eliminated.

Revenue Recognition

Revenue from product sales and installation is recognized upon completion of the installation except for revenue from sales to distributors, which is recognized upon shipment. Under contract provisions, customers are progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed. All costs incurred on uncompleted contracts are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and ITS services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes, commonly known as MACs, to turret systems is recognized upon completion, which usually occurs in the same month or the month following the order for services.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. For the three months ended June 30, 2001, the nine months ended June 30, 2001 and the period from October 1, 2001 to December 20, 2001, the costs allocated to goodwill were amortized on a straight-line basis over the periods benefited, principally 10 years, and resulted in amortization of $5.3 million, $15.8 million and $4.7 million, respectively.

The Company adopted Statement of Financial Accounting Standards (“SFAS No.142”) “Goodwill and Other Intangible Assets” effective upon the IPC Acquisition and, in accordance with SFAS No.142, there is no amortization of goodwill and intangible assets that have indefinite useful lives for the period from November 15, 2001 to June 30, 2002. However, such assets will be tested for impairment at least annually using the two-step process specifically provided in the statement. Other intangible assets are carried at cost. Technology and customer list are amortized over the estimated useful lives of 7 and 20 years, respectively. Trade name has been deemed to have an indefinite life and will not be subject to amortization expense, but instead will be subject to annual impairment tests in accordance with the provisions of SFAS No.142.

The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of the adoption date of SFAS 142 (December 31, 2001) in the third quarter ending June 30, 2002 and concluded that no impairment has occurred. The Company believes the recorded values of goodwill and trade name in the amount of $72.1 million and $18.0 million, respectively, are fully recoverable.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
June 30, 2002

Effects of Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which requires entities to record the fair value of the estimated liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes an amount equal to the present value of the estimated liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company will adopt SFAS 143 on October 1, 2002. Management does not believe the adoption of this standard will have a material impact on the Company’s condensed consolidated financial statements.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion 30”). Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS 145. Management does not believe the adoption of this standard will have a material impact on the condensed consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. Management has not yet determined the effect, if any, the adoption of SFAS 146 will have on the Company’s condensed consolidated financial statements.

Comprehensive Income (Loss)

The balance sheets and statements of operations of the Company’s foreign operations are measured using the local currency as the functional currency. Assets and liabilities of these foreign operations are translated at the period-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the year. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss).

	Predecessor		Predecessor
	Three Months Ended June 30,		Nine Months Ended June 30, 2001	October 1, 2001 to December 20, 2001	November 15, 2001 to June 30, 2002
(in thousands)	2001	2002
Reported net income (loss)	$5,136	$(5,385)	$(16,561)	$(11,028)	$(12,077)
Translation adjustment	(2,064)	2,214	(1,294)	(1,965)	1,180

Total comprehensive income (loss)	$3,072	$(3,171)	$(17,855)	$(12,993)	$(10,897)

2.	The IPC Acquisition

On December 20, 2001, the Company purchased 100% of the common stock of IPC Information Systems, Inc. and 100% of the ordinary shares of Asia Global Crossing IPC Trading Systems Australia Pty. Ltd. from Global Crossing Ltd. and its affiliates. In addition, the Company acquired various assets owned by affiliates of Global Crossing related to the operation of these businesses. Under the purchase agreement, the total purchase price for the shares and assets was $360 million, subject to various adjustments for working capital and customer advances.

At the closing, the purchase price was reduced by approximately $9.75 million for estimated working capital and customer advances adjustments. On January 16, 2002, Global Crossing and its affiliates paid the Company $3.0 million based upon a revised estimate of the working capital and customer advances adjustments. On January 31, 2002, the Company delivered to Global Crossing and its affiliates its determination of the amount of working capital and customer advances as of the closing. Based on the Company’s determination of these amounts, Global Crossing or various of its affiliates are obligated to pay the Company an additional amount of $4.8 million. The Company has not been paid this additional amount. The Company is currently negotiating with Global Crossing with regard to an agreed upon amount. Collection of the $4.8 million or any further settlement of this working capital calculation will be subject to bankruptcy court approval, the Company’s rights of offset with respect to amounts owed by the Company to Global Crossing and the extent to which assets are available for distribution to Global Crossing’s creditors.

The IPC Acquisition was accounted for by the purchase method and acquired intangible assets are recognized apart from goodwill in accordance with SFAS No.141, “Business Combinations” (“SFAS No.141”). The purchase price exceeded the fair value of the net assets acquired by approximately $72.1 million. This excess has been recorded in the accompanying condensed consolidated balance sheet as goodwill and will not be amortized in accordance with SFAS No.142. SFAS No.142 eliminates the requirement to amortize goodwill and intangible assets that have indefinite useful lives. However, it requires that such assets be tested for impairment at least annually using the guidance specifically provided in the statement. Accordingly, the Company’s condensed consolidated financial statements for the periods ended June 30, 2002 are not comparable to any prior period. In connection with the IPC Acquisition, the Company recorded the following amounts to reflect the purchase price allocation described above (in thousands):

Goodwill	$72,139
Fair value increase to inventory	34,300
Identified intangibles:
Customer list	153,000
Technology	45,000
Trade name	18,000
Deferred taxes	(12,430)

Net impact of purchase accounting adjustments	$310,009

The IPC Acquisition was financed with the net proceeds from the issuance of the outstanding senior subordinated notes, borrowings under the senior secured credit facilities and a common equity contribution of $140 million by a group led by Goldman Sachs Capital Partners, or GSCP 2000, and its affiliates. Under the terms of the purchase agreement, approximately $20.8 million of the purchase price was not paid to Global Crossing at the closing. This deferred portion of the purchase price will not be paid to Global Crossing unless various contingent liabilities of former affiliates that the Company guaranteed have been paid by Global Crossing or the Company has been released from these guarantees. Such contingent liabilities include equipment lease, real estate and employee obligations and may include other third party obligations. An amount equal to the deferred payment was deposited into a bank account in the Company’s name and will be released to the Company as the guaranteed obligations and other liabilities are paid by Global Crossing or the Company is released from these obligations and other liabilities. While the Company has structured this agreement so that the Company retains ownership of the deposited funds, there can be no assurance that a contrary position will not be taken in Global Crossing’s bankruptcy case. Through June 30, 2002, the Company has paid approximately $12.3 million of these contingent liabilities and an equal amount has been withdrawn from the aforementioned bank account.

At the closing of the IPC Acquisition, the Company entered into a network services, channel sales and transition services agreement with Global Crossing and its related subsidiaries. Following the commencement of Global Crossing’s bankruptcy case, Global Crossing failed to perform various obligations under the network services, channel sales and transition services agreement. On March 11, 2002, the Company filed a motion with the United States Bankruptcy Court for the Southern District of New York to compel Global Crossing to assume or reject this agreement. Thereafter, the Company negotiated with Global Crossing to resolve the issues raised in its motion and subsequently reached an agreement, subject to bankruptcy court approval.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
June 30, 2002

On July 11, 2002, the bankruptcy court entered an order authorizing Global Crossing and its related subsidiaries to assume the agreement, as amended. The amended agreement sets forth the amounts owed to each party under the agreement. The amended agreement further provides for a mutual release of each party for failure to perform any obligations under the agreement through May 31, 2002. In addition, certain of the Company’s obligations under the agreement have been suspended until the earlier of the termination of the amended agreement, the effective date of a plan of reorganization under applicable bankruptcy laws of Global Crossing and its related subsidiaries (other than a plan involving a sale that is not a sale of all or substantially all of the assets of Global Crossing and its related subsidiaries), or the sale of all or substantially all of the assets of Global Crossing and its related subsidiaries to a single buyer or group of buyers acting together.

Set forth below is the unaudited pro forma results of operations of the Company for the three months ended June 30, 2001 and 2002, the nine months ended June 30, 2001, the period from October 1, 2001 through December 20, 2001 and the period from November 15, 2001 through June 30, 2002 as if the IPC Acquisition and the related financings occurred as of the beginning of each period.

The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent the results of operations of the Company for the periods described above had the IPC Acquisition and the related financings occurred as of the beginning of each period, or to project the results for any future period.

The unaudited pro forma financial information gives effect to (a) the IPC Acquisition (b) the offering of the outstanding senior subordinated notes, (c) term loan borrowings under our senior secured credit facilities, (d) the purchase accounting adjustments associated with the IPC Acquisition, (e) the common equity contribution and (f) the related fees and expenses. The unaudited pro forma financial information assumes that no post-closing working capital adjustments have been made in connection with the IPC Acquisition. The unaudited pro forma financial information of the Company does not include various one-time costs for operating expenses and capital expenditures associated with establishing the Company as a stand-alone entity.

	Predecessor		Predecessor
	Three Months Ended June 30,		Nine Months Ended June 30, 2001	October 1, 2001 to December 20, 2001	November 15, 2001 to June 30, 2002
(in thousands)	2001	2002
Revenue	$76,062	$62,808	$209,785	$58,780	$155,342
Net income (loss)	$7,569	$(5,385)	$6,918	$(3,870)	$(12,077)

3.	Inventories (in thousands)

	Predecessor
	September 30, 2001	December 31, 2001	June 30, 2002
Components and manufacturing work in process	$9,720	$7,114	$6,954
Inventory on customer sites awaiting installation	25,775	51,536	21,430
Parts and maintenance supplies	9,763	9,160	9,620

	$45,258	$67,810	$38,004

4.	Goodwill and Intangible Assets

The Company adopted SFAS No. 142, effective December 20, 2001 (the date of the IPC Acquisition). Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, they are reviewed for impairment annually or more frequently if certain indicators arise. Had the Company been accounting for its goodwill and indefinite lived intangible assets under SFAS No. 142 for all periods presented, the Company’s net income (loss) would have been as follows:

	Predecessor		Predecessor
	Three Months Ended June 30,		Nine Months Ended June 30, 2001	October 1, 2001 to December 20, 2001	November 15, 2001 to June 30, 2002
(in thousands)	2001	2002
Reported net income (loss)	$5,136	$(5,385)	$(16,561)	$(11,028)	$(12,077)
Add back goodwill amortization, net of tax	3,342	—	10,072	2,978	—
Add back indefinite lived intangible assets amortization, net of tax	983	—	3,031	950	—

Adjusted net income (loss)	$9,461	$(5,385)	$(3,458)	$(7,100)	$(12,077)

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
June 30, 2002

The following table reflects the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets included in the condensed consolidated balance sheets as of the dates indicated:

	Predecessor
(in thousands)	September 30, 2001	December 31, 2001	June 30, 2002
Intangible assets:
Amortized intangible assets:
Technology	$35,940	$45,000	$45,000
Customer list	108,904	153,000	154,029
Accumulated amortization	(20,698)	(399)	(7,476)

Net carrying amount	$124,146	$197,601	$191,553

Non-amortized intangible assets:
Goodwill	$185,033	$77,310	$72,139
Trade name	15,867	18,000	18,000
Assembled workforce	12,617	—	—

Net carrying amount	$213,517	$95,310	$90,139

Amortization expense for those intangible assets required to be amortized under SFAS No. 142 was $7.5 million for the period from November 15, 2001 to June 30, 2002. Amortization expense prior to the adoption of SFAS No. 142 was $9.3 million and $31.2 million for the period from October 1, 2001 to December 20, 2001 and the nine months ended June 30, 2001, respectively.

5.	Accrued Expenses (in thousands)

	Predecessor
	September 30, 2001	December 31, 2001	June 30, 2002
Accrued compensation and benefits	$6,273	$6,874	$7,210
Warranty reserves	2,373	2,430	2,894
Sales taxes payable	792	1,033	668
Job accruals	4,010	2,530	2,142
Accrued transaction costs	—	7,900	2,702
Accrued interest	—	757	769
Other accruals	1,581	5,685	8,175

	$15,029	$27,209	$24,560

6.	Long Term Debt

Senior Secured Credit Facilities

On December 20, 2001, the Company and a group of lenders entered into senior secured credit facilities, comprised of (i) a $105 million term loan with a variable interest rate of 7.5% at June 30, 2002 and (ii) a $15 million revolving credit facility. The maturity date of the loans is December 31, 2006. The senior secured credit facilities are guaranteed by certain of the Company’s domestic restricted subsidiaries.

In addition to customary affirmative covenants, the senior secured credit facilities require the Company to enter into interest-rate hedging agreements to the extent necessary for 50% of the total outstanding consolidated indebtedness to be at a fixed rate. The senior secured credit facility includes negative covenants that, among other things, restrict the Company’s and its subsidiaries’ ability to: incur additional indebtedness (including guarantees of certain obligations); engage in mergers, consolidations, liquidations and dissolutions; sell assets; enter into capital leases; pay dividends or make other payments in respect of capital stock; make acquisitions; make investments, loans and advances; make payments with respect to or modify subordinated debt instruments; and enter into agreements with negative pledge clauses or clauses restricting subsidiary distributions. The senior secured credit facilities also contain minimum interest coverage and fixed charge coverage ratios and maximum senior secured and total leverage ratios. The senior secured credit facilities also contain a restriction on the amount of capital expenditures.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
June 30, 2002

As of June 30, 2002, annual principal payments required under the $105 million term loan, by calendar year, are as follows (in thousands):

2002	$2,625
2003	10,500
2004	10,500
2005	10,500
2006	68,250

$102,375

Senior Subordinated Notes

        The Company issued $150 million in aggregate principal amount of 11.50% senior subordinated notes on December 20, 2001 to fund a portion of the consideration for the IPC Acquisition. Under the terms of the indenture governing the senior subordinated notes, the Company may, subject to certain restrictions, issue additional notes up to a maximum aggregate principal amount of $250 million. The senior subordinated notes mature on December 15, 2009. The senior subordinated notes are guaranteed by certain of the Company’s domestic restricted subsidiaries.

        Interest on the senior subordinated notes accrue at the rate of 11.50% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2002. Pursuant to a registration rights agreement entered into at the time the senior subordinated notes were issued, the Company completed an exchange offer registered under the Securities Act of 1933, as amended, in which all outstanding senior subordinated notes were exchanged for senior subordinated notes having substantially identical terms.

        The indenture governing the senior subordinated notes contains covenants that impose significant restrictions on the Company. These restrictions include limitations on the ability of the Company and its restricted subsidiaries to: incur indebtedness or issue preferred shares; pay dividends or make distributions in respect of capital stock or to make other restricted payments; create liens; agree to payment restrictions affecting restricted subsidiaries; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

7.	Foreign Currency Instruments

        As an international company, the Company is exposed to foreign currency risk. In order to minimize the risk to the effects caused by currency fluctuations, the Company entered into foreign currency hedging contracts in the current quarter, commonly known as collars. The Company intends to use these collars to minimize exchange rate risk when repatriating funds from its UK subsidiary. The Company expects to repatriate funds at year-end in connection with its required bank debt payments. The currency hedged was the British Pound.

        Under Statement of Financial Accounting Standards No.133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company is required to recognize all derivatives as either assets or liabilities in the condensed consolidated statement of financial position and measure those instruments at fair value. For these specific transactions, the resulting net gain or loss has been recognized as a component of other income and expense in the condensed consolidated statement of operations. On June 21, 2002, the Company entered into two collars with notional amounts of £4 million and £6 million and expiration dates of September 13, 2002 and September 18, 2002, respectively. As of June 30, 2002 the Company recognized an unrealized loss of $0.2 million in the condensed consolidated statement of operations representing the fair value of these collars at that date.

8.	Business Segment Information

        The Company’s operations include the Trading Systems and Information Transport Systems, or ITS divisions. Trading Systems reports sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installations.” It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as “Service.” ITS reports revenue from the design, integration and implementation of cabling infrastructure projects including Local and Wide Area Networks, and from the sales of intelligent network products, such as hubs, bridges and routers as “Product sales and installation.” It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts, and from the provision of outsourcing

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
June 30, 2002

services for the support, expansion and upgrading of existing customer networks, as “Service.” The Company evaluates performance based on direct margin and income from operations.

	Predecessor
	Trading Systems	ITS	Consolidated
	(in thousands)
Period from October 1, 2000 to June 30, 2001
Revenue:
Product sales and installations	$103,658	$30,446	$134,104
Service	63,446	12,235	75,681

Total revenue	$167,104	$42,681	$209,785
Direct margin	96,612	9,018	105,630
Income from operations	5,894	2,958	8,852
Depreciation and amortization	35,956	199	36,155
Interest expense, net	(21,852)	—	(21,852)
Income tax provision	5,666	—	5,666
Total assets	$482,696	$33,376	$516,072
Capital expenditures	$6,362	$339	$6,701

	Predecessor
	Trading Systems	ITS	Consolidated
	(in thousands)
Period from October 1, 2001 to December 20, 2001
Revenue:
Product sales and installations	$27,444	$8,247	$35,691
Service	18,795	4,294	23,089

Total revenue	$46,239	$12,541	$58,780
Direct margin	28,690	2,734	31,424
Income (loss) from operations	(6,498)	1,090	(5,408)
Depreciation and amortization	10,729	8	10,737
Interest expense, net	(5,987)	—	(5,987)
Income tax benefit	(318)	—	(318)
Total assets	$350,787	$29,179	$379,966
Capital expenditures	$1,897	$5	$1,902

	Predecessor
	Trading Systems	ITS	Consolidated
	(in thousands)
Period from November 15, 2001 to June 30, 2002
Revenue:
Product sales and installations	$88,512	$15,904	$104,416
Service	44,348	6,578	50,926

Total revenue	$132,860	$22,482	$155,342
Direct margin	46,326	4,013	50,339
Income (loss) from operations	(2,635)	370	(2,265)
Depreciation and amortization	9,733	216	9,949
Interest expense, net	(14,678)	—	(14,678)
Income tax benefit	(4,930)	—	(4,930)
Total assets	$430,984	$35,767	$466,751
Capital expenditures	$2,766	$19	$2,785

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
June 30, 2002

9.	Guarantor Subsidiaries’ Financial Information

Certain of the Company’s domestic restricted subsidiaries guarantee the senior secured credit facilities and the senior subordinated notes. Information regarding the guarantors is as follows (in thousands):

Condensed Combining Statement of Operations
For the Period October 1, 2000 to June 30, 2001

	Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Revenue	$181,646	$44,555	$(16,416)	$209,785
Cost of goods sold	109,324	33,108	(16,938)	125,494

Gross profit	72,322	11,447	522	84,291

Other operating expenses	63,566	11,873	—	75,439

Income (loss) from operations	8,756	(426)	522	8,852
Interest expense and other, net	(19,853)	106	—	(19,747)
Income tax provision (benefit)	2,181	3,485	—	5,666

Net income (loss)	$(13,278)	$(3,805)	$522	$(16,561)

Condensed Combining Statement of Cash Flows
For the Period October 1, 2000 to June 30, 2001

	Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Net cash provided by operating activities	$3,919	$11,192	$—	$15,111

Capital expenditures	(6,555)	(146)	—	(6,701)

Net cash used in investing activities	(6,555)	(146)	—	(6,701)

Proceeds from (repayments of) intercompany borrowings	15,868	(7,223)	—	8,645
Principal payments on capital leases	(234)	—	—	(234)

Net cash provided by financing activities	15,634	(7,223)	—	8,411

Effect of exchange rate changes on cash	—	(1,402)	—	(1,402)

Net increase in cash	12,998	2,421	—	15,419
Cash at beginning of period	393	2,759	—	3,152

Cash at end of period	$13,391	$5,180	$—	$18,571

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
June 30, 2002

Condensed Combining Balance Sheet at September 30, 2001

	Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Assets:
Cash	$(703)	$5,239	$—	$4,536
Accounts receivable, net	64,005	13,491	—	77,496
Inventories, net	41,991	8,254	(4,987)	45,258
Prepaid and other current assets	410	2,509	—	2,919
Due from affiliate	(13,977)	13,597	380	—

Total current assets	91,726	43,090	(4,607)	130,209
Property, plant and equipment, net	18,595	1,773	—	20,368
Goodwill and intangibles, net	265,467	72,196	—	337,663
Deferred financing costs	—	—	—	—
Other assets	722	149	—	871

Total assets	$376,510	$117,208	$(4,607)	$489,111

Liabilities and stockholders’ equity:
Accounts payable, accrued expenses and other current liabilities	$17,521	$9,167	$—	$26,688
Customer advances and deferred revenue	45,138	6,454	—	51,592
Due to affiliates	104,106	—	—	104,106

Total current liabilities	166,765	15,621	—	182,386
Other long-term liabilities	62,679	—	—	62,679

Total liabilities	229,444	15,621	—	245,065
Total stockholders’ equity	147,066	101,587	(4,607)	244,046

Total liabilities and stockholders’ equity	$376,510	$117,208	$(4,607)	$489,111

Condensed Combining Statement of Operations For the Period October 1, 2001 to December 20, 2001

	Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Revenue	$52,098	$13,777	$(7,095)	$58,780
Cost of goods sold	30,610	9,226	(7,014)	32,822

Gross profit	21,488	4,551	(81)	25,958

Other operating expenses	28,427	2,939	—	31,366

Income (loss) from operations	(6,939)	1,612	(81)	(5,408)
Interest expense and other, net	(6,218)	280	—	(5,938)
Income tax provision (benefit)	639	(957)	—	(318)

Net income (loss)	$(13,796)	$2,849	$(81)	$(11,028)

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
June 30, 2002

Condensed Combining Statement of Cash Flows
For the Period October 1, 2001 to December 20, 2001

	Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Net cash provided by (used in) operating activities	$19,702	$(4,455)	$—	$15,247

Capital expenditures	(1,875)	(27)	—	(1,902)

Net cash used in investing activities	(1,875)	(27)	—	(1,902)

Proceeds from (repayments of) intercompany borrowings	(16,428)	1,294	—	(15,134)

Net cash (used in) provided by financing activities	(16,428)	1,294	—	(15,134)

Effect of exchange rate changes on cash	(1,076)	(920)	—	(1,996)

Net increase (decrease) in cash	323	(4,108)	—	(3,785)
Cash at beginning of period	(703)	5,239	—	4,536

Cash at end of period	$(380)	$1,131	$—	$751

Condensed Consolidating Balance Sheet at December 31, 2001

	IPC Acquisition	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash	$24,654	$549	$(157)	$—	$25,046
Restricted cash	20,800	—	—	—	20,800
Accounts receivable, net	—	44,663	22,141	—	66,804
Inventories, net	—	64,782	7,233	(4,205)	67,810
Prepaid and other current assets	—	828	2,004	—	2,832
Due from affiliate	—	34,169	(34,630)	461	—

Total current assets	45,454	144,991	(3,409)	(3,744)	183,292
Investment in subsidiaries	360,177	—	—	(360,177)	—
Property, plant and equipment, net	—	19,427	1,776	—	21,203
Goodwill and intangibles, net	—	224,679	68,232	—	292,911
Deferred financing costs, net	19,712	—	—	—	19,712
Other assets	—	663	(111)	—	552

Total assets	$425,343	$389,760	$66,488	$(363,921)	$517,670

Liabilities and stockholders’ equity:
Current portion of long-term debt	$5,250	$—	$—	$—	$5,250
Accounts payable, accrued expenses and other current liabilities	—	33,057	3,956	—	37,013
Customer advances and deferred revenue	—	45,003	6,957	—	51,960
Deferred purchase price obligation	20,800	—	—	—	20,800

Total current liabilities	26,050	78,060	10,913	—	115,023
Long-term debt	249,750	—	—	—	249,750
Other long-term liabilities	10,940	3,354	—	—	14,294

Total liabilities	286,740	81,414	10,913	—	379,067

Total stockholders’ equity	138,603	308,346	55,575	(363,921)	138,603

Total liabilities and stockholders’ equity	$425,343	$389,760	$66,488	$(363,921)	$517,670

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
June 30, 2002

Condensed Consolidating Balance Sheet at June 30, 2002

	IPC Acquisition	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash	$19,257	$3,374	$29,009	$—	$51,640
Restricted cash	8,514	—	—	—	8,514
Accounts receivable, net	—	27,421	18,042	—	45,463
Inventories, net	—	32,359	11,878	(6,233)	38,004
Prepaid and other current assets	—	921	2,824	—	3,745
Due from affiliate	(16,867)	72,339	(55,933)	461	—

Total current assets	10,904	136,414	5,820	(5,772)	147,366
Investment in subsidiaries	365,383	—	—	(365,383)	—
Property, plant and equipment, net	—	17,028	1,732	—	18,760
Goodwill and intangibles, net	—	213,571	68,121	—	281,692
Deferred financing costs, net	18,236	—	—	—	18,236
Other assets	—	646	51	—	697

Total assets	$394,523	$367,659	$75,724	$(371,155)	$466,751

Liabilities and stockholders’ equity:
Current portion of long-term debt	$7,875	$—	$—	$—	$7,875
Accounts payable, accrued expenses and other current liabilities	769	24,150	10,518	—	35,437
Customer advances and deferred revenue	—	24,044	10,191	—	34,235
Deferred purchase price obligation	8,514	—	—	—	8,514

Total current liabilities	17,158	48,194	20,709	—	86,061
Long-term debt	244,500	—	—	—	244,500
Other long-term liabilities	4,062	3,325	—	—	7,387

Total liabilities	265,720	51,519	20,709	—	337,948

Total stockholders’ equity	128,803	316,140	55,015	(371,155)	128,803

Total liabilities and stockholders’ equity	$394,523	$367,659	$75,724	$(371,155)	$466,751

Condensed Consolidating Statement of Operations
For the Period November 15, 2001 to June 30, 2002
	IPC Acquisition	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$133,922	$36,064	$(14,644)	$155,342
Cost of goods sold	—	108,623	23,386	(13,560)	118,449

Gross profit	—	25,299	12,678	(1,084)	36,893
Other operating expenses	—	32,588	6,570	—	39,158

Income (loss) from operations	—	(7,289)	6,108	(1,084)	(2,265)
Interest expense and other, net	(14,720)	(168)	146	—	(14,742)
Income tax provision (benefit)	—	(6,196)	1,266	—	(4,930)

Net income (loss)	$(14,720)	$(1,261)	$4,988	$(1,084)	$(12,077)

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
June 30, 2002

Condensed Consolidating Statement of Cash Flows
For the Period November 15, 2001 to June 30, 2002

	IPC Acquisition	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(2,772)	$1,767	$27,721	$—	$26,716
Capital expenditures	—	(1,819)	(966)	—	(2,785)
Payment for acquisitions, net of cash acquired and working capital adjustments	(350,246)	3,806	(57)	751	(345,746)

Net cash (used in) provided by investing activities	(350,246)	1,987	(1,023)	751	(348,531)
Proceeds from debt, net of issuance costs	235,200	—	—	—	235,200
Principal payments on debt	(2,625)	—	—	—	(2,625)
Proceeds from equity issuances, net	139,700	—	—	—	139,700

Net cash provided by financing activities	372,275	—	—	—	372,275
Effect of exchange rate changes on cash	—	—	1,180	—	1,180

Net increase in cash	19,257	3,754	27,878	751	51,640
Cash at beginning of period	—	(380)	1,131	(751)	—

Cash at end of period	$19,257	$3,374	$29,009	$—	$51,640

10.	Acquisition

Acquisition of Hitachi Turret Business

On March 11, 2002, the Company entered into an agreement to purchase the international customer base and related assets of the turret business of Hitachi, Ltd for a purchase price of approximately $2.5 million. This transaction was completed on March 29, 2002, and has been accounted for under purchase accounting in accordance with SFAS No.141.

11.	2002 Stock Option Plan

In February 2002, the Company adopted the 2002 Stock Option Plan. The option plan provides for the grant of options to purchase shares of the Company’s common stock to selected employees, officers, consultants and directors. The purpose of the option plan is to provide an incentive to employees, officers, consultants and directors to devote their abilities and industry to the Company’s success. The maximum number of shares that may be made the subject of options granted under the option plan is 900,000. Through June 30, 2002, the Company has granted 754,025 stock options with an option price of $10 per share under the option plan. The Company will account for these options pursuant to APB Opinion No. 25 “Accounting for Stock Options Issued to Employees.” Accordingly, no compensation expense will be recognized for these grants.

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

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
June 30, 2002

transactions, after which Goldman Sachs & Co. and its affiliates no longer have any ownership interest in the Company or any successor corporation, the option will become fully vested and exercisable.

12.	Key Employee Equity Investment Plan

In February 2002, the Company adopted the Key Employee Equity Investment Plan. Under the plan, certain employees and directors will be given the opportunity to purchase shares of the Company’s common stock at its current fair market value. The plan is administered by the compensation committee of the Company’s Board of Directors, which determines the individuals who will be entitled to participate in the plan, the number of shares to be offered to each participant and the terms and conditions of each offer. Up to 100,000 shares in the aggregate may be sold under the plan. Prior to the adoption of the Sarbanes-Oxley Act in July 2002, participants were permitted to pay for up to two-thirds of the purchase price with a promissory note that would be secured by the purchased shares. Since the adoption of the Sarbanes-Oxley Act, certain participants may not be permitted to purchase shares under the plan with such promissory notes. The shares will be subject to certain transfer restrictions. Through July 31, 2002, 60,000 shares have been purchased under the plan.

13.	Commitments and Contingencies

The Company guaranteed certain equipment lease, real estate, employee and other obligations of former affiliates. At the closing of the IPC Acquisition, the Company deferred payment to Global Crossing of $20.8 million of the purchase price, which represents the amounts of these guaranteed obligations as certified by Global Crossing. There can be no assurance that the amounts certified by Global Crossing included all of the amounts actually guaranteed. To date, the Company has paid approximately $12.3 million with respect to the guaranteed obligations. The Company may be liable for additional guaranteed obligations to the extent claims are asserted by third parties against the Company.

In addition, except as described below, the Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

Our two major operating units are Trading Systems and Information Transport Systems, or ITS. Trading Systems reports (1) sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installation,” and (2) revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes, commonly known as MACs, to existing turret system installations as “Service”. ITS reports (1) revenue from design, integration and implementation of cabling infrastructure projects, including local and wide area networks, and from sales of intelligent network products, such as hubs, bridges and routers, as “Product sales and installation” and (2) revenue from on-site maintenance of customer cable infrastructures and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as “Service”.

Revenue from Trading Systems and ITS sales and installation is recognized upon completion of the installation, except for revenue from sales of turret products to distributors, which is recognized upon shipment by us. Under contract provisions, customers are progress-billed prior to the completion of the installation. The revenue related to such advance payments is deferred until system installation is completed. All costs incurred on uncompleted contracts are accumulated and recorded as inventory on customer sites awaiting installation. In addition, contracts for annual recurring turret and ITS services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which usually occurs in the same month or the month following the order for services.

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

Impact of the Acquisition

During the period that we were owned by Global Crossing, we provided services to Global Crossing at cost and Global Crossing performed certain administrative services on our behalf and allocated a charge for those services to us. Going forward, any services we provide to Global Crossing or that Global Crossing provides to us will be on an arm’s-length basis. Since the IPC Acquisition was accounted for as a purchase, the book value of our assets was adjusted to reflect the allocation of the excess of the purchase price over the net assets acquired. As a result, our historical results of operations and financial position are not necessarily indicative of our future results of operations or financial condition. The amounts presented below for the nine months ended June 30, 2002 represent the sum of the amounts separately reported for the pre-acquisition period from October 1, 2001 to December 20, 2001 and the post-acquisition period from December 21, 2001 to June 30, 2002.

Recent Events

We expect the current market conditions to cause our customers to exercise caution with information technology and communications spending, which may cause decreased product sales and installation revenue in 2003. Accordingly, we expect to reduce our work force by approximately 8% in the fourth quarter of the 2002 fiscal year to reduce fixed costs in 2003. We will record a charge at the time we implement the reduction of our workforce.

Comparison of the Three Months (“Q3 2002”) and Nine Months (“YTD 2002”) Ended June 30, 2002 to the Three Months (“Q3 2001”) and Nine Months (“YTD 2001”) Ended June 30, 2001.

The following table sets forth, as a percentage of revenue, our condensed consolidated statements of operations for the periods indicated.

	Q3 2002	Q3 2001	YTD 2002	YTD 2001
Revenue:
Product sales and installations	59%	67%	65%	64%
Service	41%	33%	35%	36%

	100%	100%	100%	100%

Cost of goods sold:
Product sales and installations	48%	33%	51%	39%
Service	22%	20%	20%	21%

	70%	53%	71%	60%

Gross profit	30%	47%	29%	40%

Research and development	6%	5%	5%	6%
Selling, general and administrative expense	16%	11%	18%	13%
Depreciation and amortization	8%	15%	10%	17%

Income (loss) from operations	0%	16%	(4)%	4%

Other income (expense):
Interest expense, net	(11)%	(11)%	(10)%	(10)%
Other income, net	0%	0%	0%	1%

Income (loss) before income taxes	(11)%	5%	(14)%	(5)%

Income tax expense (benefit)	(3)%	(2)%	(3)%	3%

Net income (loss)	(8)%	7%	(11)%	(8)%

Revenue.

The following table sets forth our consolidated revenue and revenue as reported for our two major operating units.

	Consolidated
	Q3 2002	Q3 2001	$ Change	% Change	YTD 2002	YTD 2001	$ Change	% Change
REVENUE:
Product sales and installations	$37,087	$51,236	$(14,149)	(28)%	$140,107	$134,104	$6,003	4%
Service	25,721	24,826	895	4%	74,015	75,681	(1,666)	(2)%

Total	$62,808	$76,062	$(13,254)	(17)%	$214,122	$209,785	$4,337	2%

	Trading Systems Division
	Q3 2002	Q3 2001	$ Change	% Change	YTD 2002	YTD 2001	$ Change	% Change
REVENUE:
Product sales and installations	$31,655	$40,406	$(8,751)	(22)%	$115,956	$103,658	$12,298	12%
Service	22,350	20,953	1,397	7%	63,143	63,446	(303)	0%

Total	$54,005	$61,359	$(7,354)	(12)%	$179,099	$167,104	$11,995	7%

	ITS Division
	Q3 2002	Q3 2001	$ Change	% Change	YTD 2002	YTD 2001	$ Change	% Change
REVENUE:
Product sales and installations	$5,8432	$10,830	$(5,398)	(50)%	$24,151	$30,446	$(6,295)	(21)%
Service	3,371	3,873	(502)	(13)%	10,872	12,235	(1,363)	(11)%

Total	$8,803	$14,703	$(5,900)	(40)%	$35,023	$42,681	$(7,658)	(18)%

Our Q3 2002 consolidated revenues decreased from Q3 2001 consolidated revenues because of a decline in large installation projects. Our YTD 2002 consolidated revenues increased from YTD 2001 consolidated revenues because of large Trading Systems installations in the first half of the year. While YTD 2002 consolidated revenues were higher than YTD 2001 consolidated revenues, we expect consolidated revenues for the full 2002 fiscal year to be lower than consolidated revenues in the 2001 fiscal year due in part to the continued uncertainty in the financial markets since the events of September 11th and the overall decline in the global economy, both of which have caused our customers to extend their planning and implementation cycles.

Revenue from new Trading Systems installation projects in Q3 2002 decreased from Q3 2001 because of a decline in large installation projects. YTD 2002 revenues from new Trading Systems installation projects increased from YTD 2001 revenues from new Trading Systems installation projects due to the completion of a large installation project for $14.3 million in Q2 2002, while there were no installations of comparable size in YTD 2001.

Trading Systems service revenue increased in Q3 2002 from Q3 2001 due to the purchase of the Hitachi, Ltd. Trading system service base in March 2002. YTD 2002 service revenue decreased from YTD 2001 due to the loss of trading floors as a result of the events of September 11th.

Revenue from new ITS installation projects decreased in Q3 2002 from Q3 2001 due to the timing of completion of large installation projects. There were three large installations totaling $5.3 million that were completed in Q3 2001 as compared to one installation for $2.9 million in Q3 2002. There were also a higher number of average size jobs completed in Q3 2001 as compared to Q3 2002.

ITS service-related revenue decreased in Q3 2002 and YTD 2002 from Q3 2001 and YTD 2001 due to a large customer merger in the financial industry, which resulted in continued but lower service requirements for that customer.

Cost of Revenue.

The following table sets forth our consolidated cost of revenue (excluding depreciation and amortization) and cost of revenue as reported for our two major operating units (including and excluding the amortization of inventory step-ups).

	Consolidated
	Q3 2002	% of Rev.	Q3 2001	% of Rev.	% Change	YTD 2002	% of Rev.	YTD 2001	% of Rev.	% Change
COST OF REVENUE (including amortization of inventory step-up):
Product sales and installations	$30,322	82%	$25,220	49%	33%	$108,643	78%	$80,968	60%	18%
Service	13,617	53%	14,836	60%	(7)%	42,628	58%	44,526	59%	(1)%

Total	$43,939	70%	$40,056	53%	17%	$151,271	71%	$125,494	60%	11%

	Trading Systems Division
	Q3 2002	% of Rev.	Q3 2001	% of Rev.	% Change	YTD 2002	% of Rev.	YTD 2001	% of Rev.	% Change
COST OF REVENUE (including amortization of inventory step-up):
Product sales and installations	$25,349	80%	$16,037	40%	40%	$87,368	75%	$55,330	53%	22%
Service	10,769	48%	11,331	54%	(6)%	32,948	52%	33,652	53%	(1)%

Total	$36,118	67%	$27,368	45%	22%	$120,316	67%	$88,982	53%	14%

	ITS Division
	Q3 2002	% of Rev.	Q3 2001	% of Rev.	% Change	YTD 2002	% of Rev.	YTD 2001	% of Rev.	% Change
COST OF REVENUE (including amortization of inventory step-up):
Product sales and installations	$4,973	92%	$9,183	85%	7%	$21,275	88%	$25,638	84%	4%
Service	2,848	85%	3,505	91%	(6)%	9,680	89%	10,874	89%	0%

Total	$7,821	89%	$12,688	86%	3%	$30,955	88%	$36,512	86%	2%

	Consolidated
COST OF REVENUE (excluding amortization of inventory step-up):	Q3 2002	% of Rev.	Q3 2001	% of Rev.	% Change		YTD 2002	% of Rev.	YTD 2001	% of Rev.	% Change
Product sales and installations	$19,948	54%	$25,220	49%	5%		$75,149	54%	$70,290	52%	2%
Service	13,617	53%	14,836	60%	(7%	)	41,822	57%	44,526	59%	(2%	)

Total	$33,565	53%	$40,056	53%	0%		$116,971	55%	$114,816	55%	0%

	Trading Systems Division
COST OF REVENUE (excluding amortization of inventory step-up):	Q3 2002	% of Rev.	Q3 2001	% of Rev.	% Change		YTD 2002	% of Rev.	YTD 2001	% of Rev.	% Change
Product sales and installations	$15,308	48%	$16,037	40%	8%		$55,110	48%	$45,664	44%	4%
Service	10,769	48%	11,331	54%	(6%	)	32,208	51%	33,652	53%	(2%	)

Total	$26,077	48%	$27,368	45%	3%		$87,318	49%	$79,316	47%	2%

	ITS Division
COST OF REVENUE (excluding amortization of inventory step-up):	Q3 2002	% of Rev.	Q3 2001	% of Rev.	% Change		YTD 2002	% of Rev.	YTD 2001	% of Rev.	% Change
Product sales and installations	$4,640	85%	$9,183	85%	0%		$20,039	83%	$24,626	81%	2%
Service	2,848	84%	3,505	90%	(6%	)	9,614	88%	10,874	89%	(1%	)

Total	$7,488	85%	$12,688	86%	(1%	)	$29,653	85%	$35,500	83%	2%

Consolidated cost of revenue for each period reflects a charge resulting from the amortization of the step up in inventory of $10.4 million and $34.3 million (relating to the IPC Acquisition in December 2001) and $0.0 million and $10.7 million (relating to the June 2000 acquisition of IPC Information Systems, Inc. by Global Crossing) for Q3 2002 and YTD 2002 and Q3 2001 and YTD 2001, respectively. This purchase accounting inventory fair-value step up is a non-cash GAAP adjustment that is recorded when a company is acquired as we have been in the two respective years.

Consolidated product sales and installation cost of revenue (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue increased in Q3 2002 from Q3 2001 and YTD 2002 from YTD 2001. This was due to product mix and sales of new products, which can have lower margins when first introduced as they were in 2002.

Consolidated service cost of revenue (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue decreased in Q3 2002 from Q3 2001 and YTD 2002 from YTD 2001 due to an increased mix of maintenance revenue, which have higher margins than MAC revenue, included in service revenue.

Trading Systems product sales and installation cost of revenue (excluding the inventory step up, depreciation and amortization) as a percentage of revenue increased on a quarterly basis in Q3 2002 from Q3 2001 due to product mix and sales of new products, which can have lower margins when first introduced. The decrease in Trading Systems cost of revenue was mainly in sales of our products, which sell at higher margins than the resale of third party products. The increase in YTD 2002 cost of revenue is mainly due to the completion of a large installation of our new voice-over-IP trading system, the IQmxtm, sold to a large global customer at a lower than average margin. This is typical with the introduction of a new voice trading system. This increase was partially offset by a higher volume of total product sales and installation revenue with no significant increase in fixed costs compared to the same period a year ago.

Trading Systems service cost of revenue (excluding the inventory step up, depreciation and amortization) as a percentage of revenue decreased in Q3 2002 from Q3 2001and in YTD 2002 due to an increased mix of maintenance revenue, which have higher margins than MAC revenue, included in service revenue.

ITS product sales and installation cost of revenue (excluding the inventory step up, depreciation and amortization) as a percentage of revenue remained relatively flat in Q3 2002 and increased slightly in YTD 2002. The increase on a YTD basis is mainly due to pricing pressures in 2002 resulting from general economic conditions.

ITS service cost of revenue (excluding the inventory step up, depreciation and amortization) as a percentage of revenue decreased in Q3 2002 from Q3 2001 due to higher margins being realized from disaster recovery work. Cost of revenue in YTD 2002 remained relatively flat as the higher margins realized in Q3 2002 offset the higher percentage of cost of revenue.

Research and Development Expense.

	Consolidated
	Q3 2002	Q3 2001	$ Change	% Change	YTD 2002	YTD 2001	$ Change	% Change
Research and development	$3,847	$3,672	$175	5%	$11,481	$11,888	$(407)	(3%)

Research and development efforts are focused on the next generation of the Trading Systems products, applications, and enhancements to our current product lines. Our investments on a quarter to quarter and year to date basis reflected above are substantially the same from period to period. We expect to adjust our research and development expenditures downward in the future in an effort to reduce fixed costs.

Selling, General and Administrative Expense.

	Consolidated
	Q3 2002	Q3 2001	$ Change	% Change	YTD 2002	YTD 2001	$ Change	% Change
Selling, general & administrative expense	$10,352	$8,183	$2,169	27%	$38,357	$27,396	$10,961	40%

Selling, general and administrative expenses increased in Q3 2002 from Q3 2001 primarily due to the inclusion of expenses in Q3 2002 that were necessary to operate as a stand alone entity, combined with the lack of comparable expenses in Q3 2001. The increase in YTD 2002 reflects the stand alone operating costs, the inclusion of $2.5 million of employee bonuses related to the IPC Acquisition and a $6.9 million charge for corporate related services from Global Crossing in YTD 2002, as compared to only a $1.9 million charge for corporate related services from Global Crossing in YTD 2001.

Depreciation and Amortization.

	Consolidated
	Q3 2002	Q3 2001	$ Change	% Change	YTD 2002	YTD 2001	$ Change	% Change
Depreciation and amortization	$4,783	$11,976	$(7,193)	(60%)	$20,686	$36,155	$(15,469)	(43%)

The decrease in depreciation and amortization in Q3 2002 from Q3 2001 and YTD 2002 from YTD 2001 principally reflects the adoption during this fiscal year of SFAS No.142, in which goodwill and indefinite lived intangible assets are no longer subject to periodic amortization, as well as the change in carrying amount of amortizable intangible assets resulting from the IPC Acquisition.

Interest Expense, net.

	Consolidated
	Q3 2002	Q3 2001	$ Change	% Change	YTD 2002	YTD 2001	$ Change	% Change
Interest expense, net	$6,894	$8,722	$(1,828)	(21%)	$20,665	$21,852	$(1,187)	(5%)

The decreases in interest expense, net in Q3 2002 from Q3 2001 and YTD 2002 from YTD 2001 are primarily due to the fact that interest charged on the outstanding senior subordinated notes and indebtedness under our senior secured credit facilities is lower than the intercompany amounts previously allocated by Global Crossing.

Provision for Income Taxes.

Our effective tax rate for the three and nine months ended June 30, 2002 was 24.0% and 19.0%, respectively, compared to (52.0)% for each of the similar periods of the prior year. The comparability of these periods is significantly impacted by the IPC Acquisition and reflects the tax impact of the purchase accounting.

Liquidity and Capital Resources

Cash provided by operating activities was $42.0 million for YTD 2002 as compared to $15.1 million for YTD 2001. This increase of $26.9 million from the prior year period reflect the improvements to our working capital position and specifically our improved collection of accounts receivables.

Cash used in investing activities was $350.4 million for YTD 2002 as compared to $6.7 million for YTD 2001. Cash used in investing activities for YTD 2002 related almost exclusively to cash used for the IPC Acquisition. Cash used in investing activities for the equivalent period of 2001 related exclusively to capital expenditures.

Cash provided by financing activities was $357.1 million for YTD 2002 as compared to $8.4 million for the YTD 2001. This increase of $348.7 million related to the financing activity resulting from the IPC Acquisition. Cash inflows in YTD 2002 of $140 million of common equity contribution from our equity sponsor, GSCP 2000 and its affiliates, the proceeds of the offering of $150 million of senior subordinated notes and the borrowing of $105 million under our senior secured credit facilities were partially offset by certain intercompany activity which occurred prior to the IPC Acquisition. Cash inflows in YTD 2001 related primarily to proceeds from intercompany borrowings from our former parent.

The effect of exchange rate changes on cash resulted in a net decrease of cash of approximately $0.8 million for YTD 2002 as compared to $1.4 million for YTD 2001.

Our primary future uses of cash will be to fund interest expense and principal repayments on our debt, capital expenditures, and research and development efforts as well as for working capital. Our primary future sources of cash will be cash flows from operations and, if necessary, borrowings under the revolving credit facility. At June 30, 2002, we had $51.6 million of unrestricted cash and $8.5 million of restricted cash. The restricted cash balance relates to the deferred purchase obligation under the agreement relating to the IPC Acquisition. Through June 30, 2002, we have paid approximately $12.3 million of the contingent liabilities related to the deferred purchase obligation. Additionally, we had liquidity available to us through our $15 million revolving credit facility under our senior secured credit facilities under which there were no amounts outstanding at June 30, 2002. However, the amount available under our revolving credit facility is reduced to $10.7 million by outstanding letters of credit of $4.3 million at June 30, 2002.

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

Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations:

Deferred Compensation Agreements	$5,627	$188	$936	$1,024	$3,479
Operating Leases	14,253	2,340	7,997	2,969	947

Total Contractual Cash Obligations	$19,880	$2,528	$8,933	$3,993	$4,426

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other Commercial Commitments:

Line of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	4,250	4,250	—	—	—
Guaranties for Global Crossing Affiliates	9,057	9,057	—	—	—

Total Commercial Commitments	$13,307	$13,307	$—	$—	$—

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No.143, “Accounting for Asset Retirement Obligations”, which requires entities to record the fair value of the estimated liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes an amount equal to the present value of the estimated liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We will adopt SFAS 143 on October 1, 2002. Management does not believe the adoption of this standard will have a material impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, “Accounting for Impairment of Long Lived Assets” and the accounting and reporting provisions of APB Opinion No.30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). This statement will be adopted by us on October 1, 2002. Management does not believe the adoption of this standard will have a material impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion 30”). Upon adoption of this pronouncement, any gain of loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS 145. Management does not believe the adoption of this standard will have a material impact on the condensed consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. Management has not yet determined the effect, if any, the adoption of SFAS 146 will have on the Company’s condensed consolidated financial statements.

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

Inventories

Inventories are stated at the lower of FIFO (first in, first out) cost or market but not in excess of net realizable value. Inventory costs include all direct manufacturing costs and applied overhead. Allowances are established based on management’s estimate of inventory on hand that is potentially obsolete or for which its market value is below cost.

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

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes”, we recognize deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is “more likely than not” to be realized. The provision for income taxes is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

For periods prior to the IPC Acquisition, we had filed a consolidated federal tax return and separate and combined state tax returns with our parent. For purposes of the accompanying combined financial statements for the period October 1, 2001 to December 20, 2001, income taxes have been prepared in accordance with SFAS No.109, “Accounting for Income Taxes” and SEC Staff Accounting Bulletin Topic 1B, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries”, utilizing the separate return method. Resulting payables for taxes have been recorded as adjustments to the intercompany accounts. For periods subsequent to December 20, 2001, we are required to file separate stand-alone tax returns.

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign exchange rates. We monitor our interest rate and foreign exchange rate exposures on an ongoing basis. We have not entered into any interest rate hedging contracts.

As an international company, the Company is exposed to foreign currency risk. In order to minimize the risk caused by currency fluctuations, the Company entered into foreign currency hedging contracts in the current quarter, commonly known as collars. The Company intends to use these collars to minimize exchange rate risk when repatriating funds from our UK subsidiary. We expect to repatriate funds at year-end in connection with our required bank debt payments. The currency hedged was the British Pound.

Under Statement of Financial Accounting Standards No.133, “Accounting for Derivative Instruments and Hedging Activities”, the Company is required to recognize all derivatives as either assets or liabilities in the condensed consolidated statement of financial position and measure those instruments at fair value. For these specific transactions, the resulting net gain or loss has been recognized as a component of other income and expense in the condensed consolidated statement of operations. On June 21, 2002, the Company entered into two collars with notional amounts of £4 million and £6 million and expiration dates of September 13, 2002 and September 18, 2002, respectively. As of June 30, 2002 the Company recognized an unrealized loss of $0.2 million in the condensed consolidated statement of operations representing the fair value of these collars at that date.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of our long-term debt equals its carrying value at June 30, 2002, as there were no significant fluctuations in interest rates in the period from issuance on December 20, 2001 to June 30, 2002.

	Fair Value on June 30, 2002	Future Principal Payments
(in millions)		2002	2003	2004	2005	2006	Thereafter	Total
Long-Term Debt:
Fixed Rate
Senior Subordinated Notes, interest payable at 11.50%, maturing 2009	$153.0	$—	$—	$—	$—	$—	$150.0	$150.0

Variable Rate
Senior Secured Credit Facilities Term Loan (7.50% at June 30, 2002)	$102.4	$2.6	$10.5	$10.5	$10.5	$68.3	$—	$102.4

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
(A) EXHIBITS
10.1
Amendment dated as of July 3, 2002 among IPC Acquisition Corp., IPC Information Systems, Inc., IPC Information Systems Australia Pty Ltd, Asia Global Crossing Asia Pacific Commercial Ltd., Global Crossing Limited and Global Crossing Telecommunications Inc., to the Network Services, Channel Sales and Transition Services Agreement dated as of December 20, 2001.

	99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(B)	REPORTS ON FORM 8-K The Company has filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Acquisition Corp.

Dated: August 14, 2002	By: /s/ Timothy Whelan

Timothy Whelan
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)