Form 10-K
period 2002-09-30
IPC ACQUISITION CORP
filed 2002-12-30
CIK 1166720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________________ to ________________

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

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The common stock of the registrant is not publicly traded. Therefore, the aggregate market value of the common stock is not readily determinable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Act) Yes☐ No ☒

As of November 30, 2002, 14,060,000 shares of common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits are incorporated by reference in Item 15 of this report.

IPC ACQUISITION CORP.
FORM 10-K
For the Fiscal Year Ended September 30, 2002
INDEX

PART I

Item 1. Business

Overview

     We are the leader in advanced trading room communications systems known as turret systems, or dealerboards, based on our installed base of approximately 110,000 institutional trading positions worldwide. Our primary business is the design, manufacture, installation and service of turret systems for the trading operations of investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers and insurance companies. We also install and service the cabling infrastructure and networks within buildings that connect voice and data communications devices for traders and others in the global financial, and exchange trading industries. Our customers include Bear Stearns, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Merck-Medco, Morgan Stanley, the New York City Metropolitan Transit Authority, the New York Stock Exchange and PSE&G. We have offices in 18 major financial centers and our installed base of turret systems is located in 49 countries, with the majority located in the United States. In previous reports, we calculated the number of our customers based on the number of locations in which we provided maintenance, service and support. Going forward, we will calculate the number of our customers based on the number of companies to whom we provide maintenance, service and support. As of September 30, 2002, we provide maintenance, service and support to more than 705 customers.

     We manage our business through two major operating units called Trading Systems and Information Transport Systems, or I.T.S. For the period from November 15, 2001 to September 30, 2002, Trading Systems accounted for approximately 83% of our revenues and approximately 99% of our net loss and I.T.S. accounted for approximately 17% of our revenues and approximately 1% of our net loss.

History

     Our business was established in 1973 as Interconnect Planning Corporation to provide telephone equipment specifically designed for the financial trading community. The business originally went public in 1983. In 1986, it was acquired by Contel Corporation and became known as Contel IPC. Shortly thereafter, Contel IPC opened our current manufacturing facility in the United States and commenced operations in the United Kingdom. In 1990, Contel was acquired by GTE, and in October 1991, GTE sold the business to Richard and Peter Kleinknecht and others who renamed the business IPC Information Systems, Inc. In October 1994, IPC Information Systems, Inc. completed an initial public offering, and in April 1998, Citicorp Venture Capital Ltd. acquired the business. In December 1998, we purchased the assets of Reuters Voice Systems, a business unit of Reuters Group PLC, which included 9,000 trading positions. In June 1999, we acquired V-Band Corporation, which included 17,000 trading positions. In June 2000, IPC Information Systems, Inc. was acquired by Global Crossing Ltd., and in July 2001, Global Crossing sold our Asian operations to Asia Global Crossing Ltd. In December 2001, Global Crossing and its affiliates sold IPC Information Systems, Inc., Asia Global Crossing IPC Trading Systems Pty Ltd., and various assets related to the operation of these businesses to a group including Goldman Sachs Capital Partners 2000, or GSCP 2000, and other private equity funds affiliated with Goldman, Sachs & Co. In March 2002, we purchased the international customer base and related assets of the turret business of Hitachi, Ltd., which included approximately 1,800 positions.

Our Competitive Strengths

     We believe that we have the following key competitive strengths:

     •Leading position in the industry. With an operating history of over 29 years, we have built strong relationships with our customers’ key information technology decision makers. We believe that these long-term customer relationships, as well as our large installed base and our market knowledge, make us the leader in the industry and give us a competitive advantage that would be difficult to replicate.

     •Service excellence and product reliability. Due to the mission-critical nature of turret systems to overall trading operations, we believe our service excellence and the reliability of our products have been the essential elements of our ability to retain existing customers and attract new customers.

     •Compelling business model. Our business model has historically enabled us to generate cash flow on a predictable basis. Because we believe our customers replace their turret systems approximately every five to seven years, we believe that we are able to effectively target future sales opportunities. Many of our customers have long-term planning cycles that we believe provide us with visibility of future potential revenues. Separately, we provide maintenance services to a majority of our installed base. These service contracts provide us with a recurring revenue stream and further insight into our customers’ needs. In addition, our operating margins, scaleable cost structure, modest working capital needs and low required capital expenditures have historically enabled us to generate significant free cash flow.

     •Mission-critical offering with limited sensitivity to budgetary pressures. We believe that the function of turret systems as a critical component of a trading institution’s operational infrastructure results in relative insensitivity to changes in customers’ information technology budgets. We believe turret systems account for less than 10% of the overall fixed costs to build a typical trading floor, and significantly less than 10% of overall costs when factoring in connectivity, salaries and other variable operating charges. While sales of other information technology items may suffer when our customers’ budgets decrease, we believe the critical nature of turret systems makes them less susceptible to these changes.

     •Technological preparedness. While our industry is not characterized by rapid technological changes, we believe that for next-generation products, such as our high-speed internet protocol, or IP, based turret systems, we have a developmental lead over our competitors with our IQMXTM product. This product integrates voice, data and video at the trading position. As IP becomes the standard communications technology over the next several years, we expect our IQMX family of products to gain further market acceptance. In addition, our strong client relationships and our commitment to research and development enable us to anticipate future client needs and develop new technologies to satisfy those needs.

     •Senior management team with over 10 years average tenure. Our senior executives have an average of over 10 years of experience at our Company and have: (1) effectively managed our performance through both favorable and challenging markets; (2) developed and maintained long-standing client relationships; (3) expanded product offerings, innovated technological changes and opened new geographic and industry markets; and (4) successfully integrated acquisitions.

Our Strategy

     The key elements of our strategy are to:

     •Generate revenue growth through replacement sales, systems upgrades and expansions. Regular turnover of our installed base is driven primarily by customers’ facility moves, mergers or consolidations and the development of new trading markets and products. Additionally, other factors, such as customer business initiatives, including global trading platform standardization, regulatory developments, and customer expansion affect turnover, as customers require more flexible, efficient and technologically advanced turret systems. By developing new systems, such as IQMX, that address these factors in a timely, proactive fashion, we believe we can increase overall turnover rates, as customers are motivated to replace older, less-advanced equipment with our latest most-advanced product offerings.

     •Expand the addressable market by developing new products and services and capitalizing on new trends. We believe there is an opportunity to increase our revenues by strategically broadening our product portfolio, enhancing our technology architecture and addressing new developments in the marketplace. Examples of our efforts include:

     °Providing Rich Media delivery capabilities. The introduction of our IQMX product and its associated applications module creates the opportunity to deliver a variety of new services to trading positions. These services, called Rich Media, add IP-based real-time video as a new dimension to voice and data communications. Our Rich Media services are sold as incremental capabilities onto the existing IQMX configuration, eliminating the need to purchase stand-alone equipment and leveraging our installed base and desktop presence.

     °Developing applications. Application integration and development is driven by the need to create a seamless and efficient work environment in much the same way that increasingly sophisticated call centers were developed in the mid-1990s. We have demonstrated our capability in this market through sales of our computer telephony interface, or CTI, products to large, global customers.

     °Increasing our penetration of disaster recovery and contingency planning markets. We intend to further penetrate the growing disaster recovery and business continuity market. We believe we can effectively leverage our leading market position and customer relationships to drive future business in this area from both existing customers and emerging third-party providers.

     °Penetrating middle office support positions. In June 2002, we released the ICMXTM, a Voice over Internet Protocol, or VoIP, intercom module, and a member of our IQMX family of turret products. The ICMX extends intercom functionality by providing hands-free communication between sites, a unified numbering plan, group calls and all calls and support for hoot and hollar applications, an open broadcast system which allows a trader to communicate with a large group of other traders located around the world. Compact in size and with features designed specifically for support functions off a trading floor, we believe the ICMX will position us to penetrate a large number of trading support positions.

     •Increase our market share through organic growth and opportunistic acquisitions. We intend to continue to increase our market share by (1) converting customers from competitors’ systems to our own, (2) further expanding into currently under-penetrated markets, (3) winning competitive bids for new installation opportunities, and (4) expanding geographically into areas where we are not already a market leader. We plan to achieve these objectives through a combination of expanding our direct presence, continuing our new product development efforts and making strategic acquisitions and/or alliances.

     •Continue and leverage our track record for service excellence. We believe our high level of customer service differentiates us from our competition, positions us to capture more revenue from our existing client base by providing value-added services, and allows us to maintain our pricing and profitability.

TRADING SYSTEMS

     Our Trading Systems unit designs, manufactures, sells, installs and maintains turret systems. A turret system consists of specialized desktop consoles and associated backroom switching equipment that delivers significant call volumes in a highly reliable, “non-blocking” manner. Our turret systems scale to support up to 4,000 trading positions and 23,000 telephone lines, and can be networked to build one integrated trading floor across multiple geographically-dispersed sites. The largest trading floor that currently uses our products has approximately 2,500 trading positions and approximately 14,600 telephone lines. These turret systems incorporate a proprietary design, including many features designed to increase trader productivity, such as (1) expanded access to telephone lines, (2) rapid call completion, (3) high voice quality, (4) built-in redundancy, (5) trader mobility, (6) personalized call button layouts and (7) the ability to implement system upgrades via software changes as opposed to hardware changes. We anticipate that the continuing emphasis on disaster recovery and contingency planning will lead to increased purchases of new turret systems and related services by our customers.

     Industry Overview

     The turret systems industry is characterized by a small number of manufacturers who have developed highly specialized voice communications systems sold primarily to companies in the global financial and exchange trading industries. Traders require highly reliable, “non-blocking” simultaneous access to multiple lines which cannot be provided by traditional private branch exchange, or PBX, systems. Turret systems must be highly reliable because of the time-sensitive nature of trading activity and the high potential opportunity cost of a service outage. As a result, product reliability is one of the most significant factors in choosing among turret system vendors. Other factors include service quality and the ability to provide a standardized technology platform on a global basis. We believe our market leadership is based on our success in meeting customer requirements.

     We have found that demand for new turret systems is primarily event-driven. We believe the key events that drive demand are: (1) physical facility moves of trading positions and (2) the addition of new trading positions due to customer growth. Facility moves are triggered primarily by (a) projected return on investment results such as beneficial real estate pricing or lease/sublease arrangements, (b) merger and acquisition activity among firms, (c) obsolescence of trading facilities and (d) headcount changes beyond current facility capacity. Disaster recovery and contingency planning have gained increasing importance among our customers and we anticipate increased growth in this area. In addition, categories such as derivatives, the emergence of new specialty firms, such as sector-focused hedge funds, and the expansion of firms internationally drive new purchase orders for turret systems. Demand is also fueled by customer decisions to upgrade technology and standardize trading platforms worldwide.

     Organizational Structure

     Trading Systems has five major focus areas:

     •Advanced Communication Systems. We provide highly reliable voice communications between institutional traders, their trading counterparties and their associated middle and back office support personnel. Our flagship Alliance MX turret system is used by the majority of our existing customers and we believe it is currently the industry’s most widely used turret system. To meet evolving client needs, we have also expanded our equipment portfolio to include both dealerboards and modular products based on open communications standards such as VoIP. Our VoIP turret system offering, the first in the industry, is called IQMX and integrates voice, data and video at the trading position. To date, we have sold approximately 6,100 IQMX positions.

     •Application Development. We develop applications that integrate our turret systems products and services into our customers’ business environments. We design proprietary applications for critical processes, such as CTI, that automate trading functions to maximize user efficiency. Our application development services are a strategic extension of our desktop voice systems, providing value-added software applications that converge voice and data applications in the trading environment. Along with IQMX, we offer our application module, which consists of a full color touch screen, a software platform and a full suite of software products. These software products provide a broad range of options ranging from custom-developed applications to “shrink-wrapped” solutions. In addition, we have published our application program interface, or API, to allow third-party software vendors to deploy software solutions that interoperate with our turret systems products.

     •Rich Media Delivery. Enabled by broadband IP connectivity, we believe Rich Media services are beginning to change the way people communicate. We plan to address this market opportunity through IQMX and its associated applications module. Our high-speed IP connection to the trading position and its associated real-time display enables us to develop and deliver a variety of IP-based media services, including broadcast television, streaming online programming and archived media access.

     •Professional Services. Our project management, field service and development organizations provide a variety of professional services to our customers, including the extensive technology and service support required by our customers for their large, complex trading floor projects, and may involve dedicated on-site personnel teams. We also provide our customers with 24-hour-a-day, seven-day-a-week service on an as-needed basis, responding quickly to the needs of our customers. Product and application development is coordinated through an experienced staff of more than 90 professionals, with significant expertise in financial markets voice and data communications.

     •Service and Support. We provide contract-based maintenance services for a majority of our installed base and realize recurring revenues through these contracts, after an initial one-year warranty period. Service and support are an important part of Trading Systems’ value proposition and are provided by a global operations organization that supports clients and products deployed in 34 countries. Because of the mission-critical nature of our products, the service levels we provide are higher than those typically available for other commercial products. We also receive additional revenues through moves, adds and changes, or MACs, to the installed base.

     Competition

     In the worldwide market for turret systems, our main competitors are Syntegra, an affiliate of British Telecom, and Etrali S.A., an affiliate of France Telecom. We also compete with Hitachi Ltd., and Siemens A.G., which have historically achieved strong market shares in their respective domestic markets. Additional competition could come from several areas including incumbent equipment and software providers that are developing next-generation IP-based telephony software and equipment. Other sources of potential competition include start-up vendors that are developing soft switch technology, call center systems, PBX equipment and software focused on deployment in an all-IP environment. We believe we are able to compete effectively against these companies due to the high quality of our products, our experience and reputation for providing outstanding service, our ability to provide a standardized technology platform on a global scale and our research and development focused on new products and technologies.

     Products and Services

     Our Trading Systems unit designs, manufactures, installs and maintains turret systems. A turret system is installed in addition to, and communicates with, a company’s PBX, but has enhanced features compared to a PBX.

     Key features of our turret systems include:

     Reliability. On a trading floor, a lost connection could result in a lost transaction, and the outage of the entire telecommunications system could be extremely damaging to a trading firm. Our turret systems are designed with distributed architecture utilizing redundant equipment and circuitry with parallel internal transmission paths. This architecture is designed to ensure that no single failure within the system can cause a failure of the entire system.

     Call Capacity. Our turret systems are designed to allow every user to be on one or more telephone lines simultaneously without call blocking or a degradation of call setup speed. The Tradenet MX and the Alliance MX systems, discussed below, are designed to support up to 23,000 telephone lines in simultaneous use by up to 2,000 and 4,000 trading positions, respectively.

     User Programmability and Mobility. Our digital turret systems allow each trader to customize the system with personal speed-dial and direct connections and associated displays, and to store personal settings in memory in the system’s backroom switching equipment. A trader can access his customized settings from any other turret on the system at the same location or at any remote network-linked location.

     Our turret systems products and services include:

     •VoIP Desktop Turret Systems. We believe our VoIP turret systems, branded IQMX, will simplify and expand traders’ ability to access and integrate information from all sources—voice, video and data—on one platform and enhance the opportunities for creating new tools and advanced network services that accommodate traders’ needs for instantly accessible and readily managed information from all sources. IQMX includes four basic modules:

     °The Control Module is the primary building block of the turret system. It includes controls for two handsets, a telephone keypad, ten soft keys and 30 dynamic buttons per page. These give end-users access to as many as 600 lines.

     °The Application Module is designed around a high-resolution, full color touch screen. The module includes 40 on-screen dynamic buttons per page, eight soft keys and the equivalent of a Slimline CIearDeal™ 8-channel speaker module. The application module is capable of delivering new services, including broadcast television, streaming media and the Internet.

     °The 4-Channel Speaker Module consists of four programmable channels, volume control knobs and a speaker. Additional speakers can be added to support up to 32 channels per position.

     °The Button Module includes 30 hard buttons that may access up to 600 lines across multiple pages and an integrated 8-channel speaker module.

     Customers can combine these modules for flexibility to meet a trader’s button and speaker requirements.

     •Voice Trading Systems—Desktop Trading Consoles. We have developed a variety of desktop trading consoles including:

     °ICMX. The ICMX is a VoIP intercom module built for the Alliance MX platform. It extends intercom functionality to managers, support staff and other non-traders, providing hands-free communication between sites, a unified numbering plan, group calls and all calls and support for hoot and holler applications.

     °MX Slimline. MX Slimline turret systems use advanced digital technology in an easy-to-use voice workstation. Software flexibility and an ISDN-compatible design enable the MX Slimline desktop trading console to support business applications such as virtual private lines and voice/data integration. The MX Slimline desktop trading console supports two independent voice paths used for separate right and left handsets. The MX Slimline desktop trading console allows traders to customize their workstations to fit their needs, including the ability to program their own features and lines, speed dials and speakers.

     °Slimline ClearDeal. Through our development of Slimline ClearDeal, an open-line speaker system, we have become a significant supplier of standard and custom-designed speaker solutions for financial communications worldwide. Our speaker products, together with the Alliance MX platform, have become the generally accepted standard on foreign exchange and currency trading floors worldwide because of their range of functionality, performance and flexibility.

     °TradePhone MX. The TradePhone MX is a multi-button telephone that is designed to operate with both the Tradenet MX and the Alliance MX switching platforms. This product is targeted at trading support, sales and research personnel who communicate directly with traders. Providing the functionality of a turret system in a scaled down version, the TradePhone MX is cost-effective for use off of the trading floor.

     °ExchangeFone II. Specialized products such as our ExchangeFone II telephone system were designed specifically for exchange floors and work with our Alliance MX voice trading system and the Tradenet MX.

     •Voice Trading Systems—Backroom Switching Platforms. We have developed a variety of backroom switching platforms. Our backroom switching platforms include:

     °Tradenet MX. Introduced in 1992, Tradenet MX is our first digital system. Tradenet MX combines an advanced mesh switching technology with custom software and powerful processing and bandwidth capabilities for a wide range of functions and flexibility. The fully digital proprietary system, based on a fault tolerant switch, is not vulnerable to isolated component failure. Its distributed architecture design provides reliability by harnessing the computing power of multiple SUN® Microsystems SPARC microprocessors throughout the system and provides rapid and easily programmable switching of voice calls. Tradenet MX is designed to allow software upgrades without major hardware upgrades, which enables us to respond rapidly to market developments or to a customer’s request.

     °Alliance MX. Introduced in 1997, the Alliance MX offers all of the same functionality as the Tradenet MX but provides higher density configurations, four times the switching bandwidth, advanced CTI functionality, universal slots, on-demand selective recording and a simplified power distribution system.

     °Alliance VS/MX. Alliance VS/MX provides trading opportunities for small offices with up to 32 traders. The Alliance VS/MX system chassis is slightly larger than a tower personal computer and plugs into a standard electrical outlet. Alliance VS/MX is a digital connectivity panel with advanced CTI functionality and universal slots which enables it to provide traditional voice functions and gives it the ability to act as a gateway to the data network.

     °Alliance MX Integrated Recorder. One integral part of the trading environment is call recording. It can resolve problem trades, reduce liability insurance premiums and train new recruits. By incorporating the recording function into the Alliance MX system, Trading Systems offers increased recording capacity, plus advanced features such as trader-initiated recording, call marking for quick retrieval, selective recording and trader-controlled playback with quick access to the last 10 calls.

     •CTI Solutions. We have developed software applications to complement our turret systems, including:

     °TradeSmart CTI. The TradeSmart CTI enables our Alliance MX turret systems to integrate with the customer’s computer network. This suite of products allows traders, head traders and their communications support staff to use applications that can enhance their productivity, profitability and effectiveness. The TradeSmart CTI supports five to 2,000 trading positions, using one-to-many server architecture that allows it to grow incrementally to handle additional trading positions. “Pay as you grow” expansion reduces initial expenses, making this a cost-effective solution.

     °Application Programming Interface. API enables clients’ programming staff and third-party vendors to develop integrated applications for our voice trading systems. Many customers have comprehensive, in-house programming staffs to build all of their trading floor applications. We complement them by providing a Software Developer’s Kit, or SDK, a tool that allows developers to write software applications that access the Alliance MX turret system.

     °Custom-Developed Applications. Our professional services department is dedicated to delivering customers solutions that enhance their trading systems. These solutions may include elements from the TradeSmart CTI standardized product offerings, as well as customized software that solves specific business problems. Custom-developed applications extend the functionality of the Alliance MX turret systems and integrate the turret system with other applications running on the trading desk.

     •TradeCentral Applications Platform and IP-Video. We have also developed video applications to complement our turret systems. The first applications were launched in June 2002:

     ° TraderVision ™ streaming video. Using the IQMX application module, streaming IP video is provided directly to the trader. Any video composite output may be streamed via IP multi-cast to the IQMX. Up to 30 channels are supported.

     ° TradeCentral ™ applications platform. The TradeCentral platform provides an open interface and SDKs, which allow clients and third party vendors to build and support applications that operate on the IQMX.

     •Turret System Installation, Maintenance and Support. The installation of a turret system involves extensive planning to ensure that all materials and labor are coordinated to be completed on-time and within budget. Detailed analysis is performed, defining all required features and lines. The cabling infrastructure is installed and tested prior to delivery of backroom switching equipment. The desktop consoles are installed and the complete system is rigorously tested. In addition to turret system installation, we provide contractual maintenance services to our customers, which provide us with recurring revenue which in fiscal year 2002 accounted for $85.7 million, or 35.7% of Trading Systems total revenues of $240.4 million.

     Sales and Marketing

     Our Trading Systems sales efforts are organized on a global basis to promote relationships with, and to provide enhanced services to, customers that have significant international operations. The organization is managed through three regions. The regions and associated direct offices include: (1) the Americas—which includes Atlanta, Boston, Chicago, Cincinnati, Connecticut, Dallas, Houston, Los Angeles, Minneapolis, New Jersey, New York, Philadelphia, San Francisco and Toronto; (2) Europe, which includes London, Milan, Paris and Zurich; and (3) Asia, which includes Hong Kong, Singapore, Sydney and Tokyo.

     Distributors are used in emerging markets, in territories where the installed base does not support a direct presence and where language and cultural differences require a local presence. Key areas covered by distributors include: (1) Latin and South

America, including Argentina, Brazil, the Caribbean, Chile, Mexico and Venezuela; (2) Asia, including India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Taiwan and Thailand; and (3) Europe, the Middle East and Africa, or EMEA, including Italy, Portugal, Russia, Saudi Arabia, Scandinavia, South Africa, Spain, Sweden, Turkey and the United Arab Emirates.

     Accounts are classified as either global or regional. Global accounts are assigned a global account director to manage and coordinate account activity on a global basis. Regional account managers are assigned to both global and regional accounts to support local selling efforts. This approach allows the sales management team to coordinate account strategies across regions in order to provide a seamless support infrastructure for global financial institutions. Customers designated as global accounts benefit from standard pricing, volume purchase agreements and a single point of contact for their global communications requirements.

     We manage our business through Sales Information Systems, or SIS, that track and forecast five quarters of customer demand on a job-by-job basis. This system is used by our sales and finance departments to project quarterly results, and by our manufacturing department to assist in schedule production and procurement.

     A SIS report is maintained for each direct office or distributor. It is updated and managed on a bi-weekly basis through the regional sales organizations. The results and the overall performance of the business are consolidated automatically and reviewed at a monthly business review by our sales, finance, operations, manufacturing and engineering departments.

INFORMATION TRANSPORT SYSTEMS

     Our I.T.S. unit provides physical connectivity within buildings among both voice and data communications devices, including turret systems, telephone switching equipment, PBX facilities, facsimile machines, computer networks and video conference facilities. The I.T.S. organization targets its business towards medium to large companies in the New York metropolitan area. I.T.S. also bundles its services with Trading Systems products so that customers, construction consultants and general contractors can benefit from a turnkey trading floor solution from a single vendor. Because information and communications systems are mission-critical functions, many customers prefer that the same company installs and maintains their turret systems and the cabling that supports them.

     Industry Overview

     Integrated high-speed internal data communications networks are critical to many companies. Companies are installing increasingly complex computing environments centered around local area networks, or LANs, and wide area networks, or WANs, that connect networked desktop personal computers and workstations, printers, telecommunications equipment, file servers and facsimile machines. As network requirements have grown and network designs have become more complex, many companies have chosen to outsource their LAN/WAN design, installation and maintenance needs to independent specialists.

     Organizational Structure

     Our I.T.S. unit has two major focus areas:

     •Structured Cabling Systems. Providing a customer with cabling infrastructure includes several distinct phases: network design, documentation, installation, certification and ongoing service and maintenance. I.T.S. offers its cabling infrastructure customers design input on various system elements, including diversity of cable routing, uninterruptible power systems, security safeguards and cable management systems. I.T.S. has narrowed its focus on the higher margin components of design, installation and support of LANs, WANs and data connectivity and reduced its involvement in the more competitive and lower margin cabling infrastructure projects. I.T.S. places special emphasis on the testing and certification phases of the project because today’s high-speed networks demand that products be installed in accordance with strict manufacturer specifications.

     •Network Maintenance and Support. I.T.S. offers a broad line of post-installation maintenance and support services to customers for MACs or as part of a technical services contract. These contracts provide customers with access to a wide range of our technical and operational resources, including network engineering analysis, on-site technical support, help desk support, user training and network reconfiguration. I.T.S. technicians maintain close relationships with their customer counterparts to ensure service reliability.

     Competition

     We have many competitors in the I.T.S. business due to the highly fragmented nature of the data networking market, which includes large public telecommunications companies and privately held electrical providers. Although a number of companies compete for parts of our I.T.S. business, such as cable installation, we believe that our expertise and our ability to support the full range of data network design and installation requirements of large national and international customers enable us to compete effectively in this market.

     Products and Services

     Our I.T.S. unit provides cabling infrastructure, design, implementation and maintenance services for high speed data networks, including LANs and WANs. This business line includes four major product and service areas: (1) value-added services; (2) networking products; (3) cabling infrastructure; and (4) network maintenance and support. Customers purchase these products and services on a stand-alone basis or in bundled combinations. All of our fiscal year 2002 I.T.S. revenue was from projects performed in the New York City metropolitan area. In addition, I.T.S. has a core group of highly skilled project managers and design engineers who are dispatched to manage installation projects. Our I.T.S. unit provides the following products and services:

     •Value-Added Services. We provide a wide range of value-added services, including network and trading room design, consulting, engineering implementation, project management, staging and operational testing of workstations and technology and operational outsourcing.

     •Networking Products. We market and service a full line of third-party manufactured networking products including LAN hubs, adapters, bridges, routers, network management software and protocol converters. We are a certified reseller of third-party networking products. We sell these products on a stand-alone basis or fully installed, configured and integrated with customer systems.

     •Cabling Infrastructure. Cabling infrastructure provides physical connectivity within buildings among communications devices, including turret systems, telephone switching equipment, PBX facilities, facsimile machines, computer networks and video conference facilities. Providing a customer with cabling infrastructure includes several distinct phases: network design, documentation, installation, certification and ongoing service and maintenance. We offer our cabling infrastructure customers design input on various system elements, including diversity of cable routing, uninterruptible power systems, security safeguards and cable management systems.

     •Network Maintenance and Support. We offer a broad line of post-installation maintenance and support services to customers for MACs or as part of a technical services contract. These contracts provide customers with access to a wide range of our technical and operational resources, including network engineering analysis, on-site technical support, help desk support, user training and network reconfiguration. These services provide us with a recurring revenue stream, which in fiscal year 2002 accounted for $13.7 million, or 26.7% of I.T.S. total revenues of $51.2 million.

     Sales and Marketing

     Through a coordinated sales and marketing effort with Trading Systems, I.T.S. is able to position itself early in the contract bid process. Sales of turret systems for a new or reconfigured trading floor have significantly more lead time than bidding and contracting for cabling services. As a result, I.T.S. often has knowledge regarding large projects in a customer’s pipeline before its competition. The ability to market and sell the I.T.S. product into the Trading Systems customer base is an important synergy that exists between the two units. I.T.S. has two employees dedicated to sales. Each has regional responsibility for developing and managing relationships with general contractors and construction consultants.

Customers

     Our customers are concentrated primarily in the global financial and exchange trading industries, which include investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers, and insurance companies. We also provide equipment and services to commodity trading operations in non-financial firms. Historically, almost all of our consolidated revenues have been derived from sales to customers in the financial trading community. Our customers include Bear Stearns, Deutsche Bank, Goldman Sachs, JP Morgan Chase, Merck-Medco, Morgan Stanley, the New York City Metropolitan Transit Authority, the New York Stock Exchange and PSE&G.

Research and Development

     Our research and development efforts are driven by our sales and product management teams. Interoperability and integration of trading positions are a strategic focus. We utilize our core competencies in voice communications systems, application services and Rich Media delivery to provide solutions that meet the evolving needs of our customers. We work closely with our customers to understand their future requirements and invest in research and development to ensure that our products address customer needs.

     Historically, the research and development budget has represented 9% to 11% of new turret systems sales. The research and development budget is determined annually through the evaluation of each product category and its expected impact on revenue over the succeeding 24 months.

     For the periods October 1, 1999 to June 14, 2000, June 15, 2000 to September 30, 2000, fiscal year ended September 30, 2001, October 1, 2001 to December 20, 2001 and November 15, 2001 to September 30, 2002, we recorded expenses of $8.9 million, $4.0 million, $15.5 million, $3.5 million and $11.6 million, respectively, on research and development. As of September 30, 2002, we employed approximately 80 persons in the area of research, development and product engineering.

Intellectual Property

     We rely on a combination of patents, trade secrets, trademarks, copyrights and other intellectual property rights, nondisclosure agreements and other protective measures to protect our proprietary rights. We currently have 18 United States patents, including design patents. We also rely on unpatented know-how and trade secrets and employ various methods, including confidentiality agreements with employees and consultants, to protect our trade secrets and know-how.

Environmental Matters

     We are subject to various federal, state and local environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. Although we believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, there is no assurance that environmental legislation may not in the future be enacted or interpreted to create environmental liability with respect to our facilities or operations.

Employees

     As of September 30, 2002, we had 630 full-time non-union employees worldwide with 610 associated with Trading Systems and 20 associated with I.T.S. This includes 455 in North America, 135 in EMEA, and 40 in Asia. Of these, 60 were engaged in marketing and sales, 80 in research, 110 in manufacturing and 380 in branch operations, finance and corporate administration.

     As of September 30, 2002, approximately 350 of our United States workers are represented by collective bargaining units, including approximately 310 workers who are retained under labor pooling agreements that IPC Information Systems has entered into with Kleinknecht Electric Company, a New York corporation, or KEC-NY, and Kleinknecht Electric Company, a New Jersey corporation, or KEC-NJ, each a former affiliate of ours and companies owned by one of our minority stockholders. Under these agreements, KEC-NY and KEC-NJ are signatories to collective bargaining agreements with the union locals that represent these employees. In addition, pursuant to these agreements, KEC-NY and KEC-NJ are responsible for paying our employees, remitting payroll taxes and making any required contributions to any union benefit plans covering the employees. We reimburse KEC-NJ and KEC-NY for these expenses, pay them a total fee of $50,000 per month and have agreed to indemnify them for liabilities related to our employees. IPC Information Systems, Inc. has a standby letter of credit in place in favor of KEC-NY and KEC-NJ in an amount of $1.5 million for labor compensation and benefits related to these employees. The agreements also require IPC Information Systems, Inc. to indemnify the shareholders of KEC-NJ and KEC-NY for losses, up to $5 million, we cause relating to the union pension plans in which our employees covered by these agreements participate.

     We have never experienced a work stoppage. Management believes that current relations with labor are good and that existing union contracts will be renewed.

The IPC Acquisition

     On December 20, 2001, we purchased 100% of the common stock of IPC Information Systems, Inc. and 100% of the ordinary shares of Asia Global Crossing IPC Trading Systems Australia Pty. Ltd. from Global Crossing Ltd. and its affiliates. In addition, we acquired various assets owned by affiliates of Global Crossing related to the operation of these businesses. Under the purchase agreement, the total purchase price for the shares and assets was $360 million, subject to various adjustments for working capital and customer advances.

     At the closing, the purchase price was reduced by approximately $9.75 million for estimated working capital and customer advance adjustments. On January 16, 2002, Global Crossing and its affiliates paid us $3.0 million based upon a revised estimate of the working capital and customer advances adjustments. On January 28, 2002, Global Crossing and 54 of its subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the United States Code. On January 31, 2002, we delivered to Global Crossing and its affiliates our determination of the amount of working capital and customer advances as of the closing. Based on our determination of these amounts, Global Crossing or various of its affiliates are obligated to pay us an additional amount of $4.8 million. We have not been paid this additional amount, nor has it been reflected as a reduction of the purchase price. On September 30, 2002, we filed a proof of claim in the bankruptcy case of Global Crossing and one of its affiliates for approximately $4.5 million relating to their pro rata portion of working capital and customer advance adjustments owed to us. We expect to also seek remedies against affiliates of Global Crossing that have not filed for bankruptcy for the working capital and customer advance adjustments owed to us, although there are no assurances that such efforts will be successful.

     The IPC Acquisition was financed with the net proceeds from the issuance of the outstanding senior subordinated notes, borrowings under the senior secured credit facilities and a common equity contribution of $140 million by a group including GSCP 2000 and its affiliates. Under the terms of the purchase agreement, approximately $20.8 million of the purchase price was not paid to Global Crossing at the closing. This deferred portion of the purchase price will not be paid to Global Crossing unless various contingent liabilities of former affiliates that we guaranteed have been paid by Global Crossing or we have been released from these guarantees. Such contingent liabilities include equipment lease, real estate lease and employee obligations and may include other third party obligations. An amount equal to the deferred payment was deposited into a bank account in our name and will be released to us as the guaranteed obligations and other liabilities are paid by Global Crossing or we are released from these obligations and other liabilities. While we have structured this agreement so that we retain ownership of the deposited funds, there can be no assurance that a contrary position will not be taken in Global Crossing’s bankruptcy case. Through September 30, 2002, we have paid approximately $13.5 million of these contingent liabilities and an equal amount has been withdrawn from the aforementioned bank account.

     At the closing of the IPC Acquisition, we and various of our subsidiaries entered into a network services, channel sales and transition services agreement with Global Crossing and various other parties. Following the commencement of Global Crossing’s bankruptcy case, Global Crossing failed to perform various obligations under the network services, channel sales and transition services agreement. On March 11, 2002, we filed a motion with the United States Bankruptcy Court for the Southern District of New York to compel Global Crossing to assume or reject this agreement. Thereafter, we negotiated with Global Crossing to resolve the issues raised in the motion and subsequently reached an agreement to amend the network services, channel sales and transition services agreement.

     On July 11, 2002, the bankruptcy court entered an order authorizing Global Crossing and its related subsidiaries to assume the network services, channel sales and transition services agreement, as amended. Under the amendment, certain of IPC Information Systems Inc.’s obligations under the agreement, including the non-compete restrictions, have been temporarily suspended until the effective date of a plan of reorganization under applicable bankruptcy laws of Global Crossing and its related subsidiaries. Following the emergence of Global Crossing and its related subsidiaries from its bankruptcy reorganization, under the terms of the agreement, as amended, IPC Information Systems, Inc. will be permitted to continue to perform any activity or provide any service that would be prohibited by the non-compete restriction so long as that activity or service was commenced while the non-compete restriction was suspended or that activity or service is performed pursuant to a definitive agreement entered into while the non-compete was suspended.

     On October 17, 2002, Global Crossing filed a Joint Plan of Reorganization, or the Plan, with the bankruptcy court. Global Crossing’s Plan provides that Global Crossing will assume various executory contracts and leases. The Plan further provides that any executory contract or lease not specifically identified by Global Crossing for assumption will be rejected as of the effective date of the Plan. The purchase agreement was not included among the contracts Global Crossing assumed under its Plan. As a result, we filed an objection to Global Crossing’s proposed rejection of the purchase agreement. If no prior agreement is reached, a hearing on our objection will be held before the bankruptcy court on January 7, 2003.

     If the bankruptcy court permits Global Crossing to reject the purchase agreement, Global Crossing would likely be relieved of its obligations under the purchase agreement, including, among other things, indemnifying us for known tax liabilities imposed upon IPC Information Systems, Inc. and its subsidiaries prior to their purchase by us from Global Crossing, and paying the $4.8 million in working capital owed to us under the purchase agreement. If the purchase agreement is rejected, we may also be liable for other pre-IPC Acquisition tax liabilities if Global Crossing does not include IPC Information Systems, Inc. and its subsidiaries in certain tax returns for periods prior to and including the IPC Acquisition. Such tax liabilities, which we estimate to be in the range of $0 to $36 million, could have a material adverse effect on our financial condition and results of operations, including requiring us to seek financing to pay any additional pre-IPC Acquisition tax liabilities. Additionally, though the deferred portion of the purchase price is currently held in a bank account under our control and is only to be paid by Global Crossing or its affiliates upon fulfillment of certain obligations and liabilities by those entities, as discussed above, there can be no assurance that Global Crossing will not take a contrary position in connection with the hearing on our objection.

Item 2. Properties

     We have two product development facilities that are located in Fairfield, Connecticut and Westbrook, Connecticut. Additionally, we lease our executive offices in New York City and our branch offices and sales offices in the United States, United Kingdom, Canada, Hong Kong, Australia, Japan, Milan and Singapore. The 32,000 square foot Fairfield facility is leased and houses the engineering organization. The 85,000 square foot Westbrook facility owned by us is used for production, with 30,000 square feet designated for assembly and testing, 30,000 square feet designated for warehousing and 25,000 square feet designated for administrative purposes. The production facility is scaleable and has sufficient capacity to meet the future anticipated demand. Although we carry insurance, including business interruption insurance, on the Westbrook facility, a calamity at the facility could have a material adverse effect on us.

     Prior to the completion of the IPC Acquisition, we leased six floors at 67-73 Worship Street, London, England at an annual rate of approximately £565,000, or $888,000, assuming an exchange rate of £1 to $1.5715. Of these six floors, we use one floor for office space and an affiliate of Global Crossing uses five floors for telecommunications and networking equipment. Under the lease, which expires in 2010, we remain liable to the landlord for all six floors. Pursuant to the purchase agreement with Global Crossing, we entered into a sublease for a portion of these premises with an affiliate of Global Crossing, which filed a petition for relief under Chapter 11 of Title 11 of the United States Code on August 30, 2002, and the landlord has consented to that sublease. In accordance with the procedures set forth in the Plan, the sublease will be assumed by Global Crossing’s affiliate as of the effective date of the Plan. Through December 18, 2002, Global Crossing’s affiliate has made all of its required sublease payments. At the closing of the IPC Acquisition, we deferred approximately $3.2 million of the purchase price, which represents approximately two years of rental payments under the sublease and the estimated costs to restore the premises for use as a general office facility in the event Global Crossing’s affiliate were to vacate the premises. In the event that we, rather than Global Crossing or its affiliates, pay the landlord amounts up to $3.2 million with respect to Global Crossing’s portion of this space, under the terms of the purchase agreement we will no longer be obligated to make a deferred purchase price payment in the corresponding amount to Global Crossing.

Item 3. Legal Proceedings

     Except as described below, we are not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business. We believe these proceedings will not have a material adverse effect on our financial condition or results of operations.

     On June 27, 2000, an action was brought against several defendants, including IPC Communications, Inc., in the United States District Court for the Southern District of New York by two telecommunications cabling contractors alleging that IPC Communications, Inc. violated federal antitrust and New York state law by conspiring with the International Brotherhood of Electrical Workers Local Union Number 3, AFL-CIO, and five electrical contractors to exclude plaintiffs from telecommunications wiring and systems installation jobs in the New York City metropolitan area. Subsequently, the complaint was amended to add an additional plaintiff and an additional defendant contractor. We believe the suit is without merit. However, there can be no assurance that the resolution of this lawsuit will ultimately be favorable. Plaintiffs are seeking injunctive relief and damages from the defendants, jointly and severally, in excess of an aggregate of $75 million.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     There is no public trading market for our common stock. As of September 30, 2002, there were 26 shareholders of record of our common stock. We have not paid dividends and do not anticipate paying any such dividends in the foreseeable future. In addition, the indenture governing our senior subordinated notes and our senior secured credit facilities place restrictions on our ability to pay dividends.

     On November 15, 2001, we sold to GSCP 2000 and its affiliates 1,000 shares of our common stock for $10,000. On December 19, 2001, we sold to GSCP 2000 and its affiliates an additional 13.899 million shares of our common stock for approximately $139 million. On December 19, 2001, we sold to Richard Kleinknecht 100,000 shares of our common stock for $1 million. These shares were sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

	Predecessors (1)

							Period from
			Period from	Period from		Period from	November 15, 2001
	Fiscal Year Ended	Fiscal Year Ended	October 1, 1999 to	June 15, 2000 to	Fiscal Year Ended	October 1, 2001 to	to September 30,
(dollars in millions)	September 30, 1998	September 30, 1999	June 14, 2000	September 30, 2000	September 30, 2001	December 20, 2001	2002

	(unaudited)
Statement of Operations Data:
Total revenue	$260.1	$265.7	$174.5	$103.7	$279.7	$58.8	$232.8
Cost of goods sold (exclusive of depreciation) (2)	153.6	159.3	102.5	79.8	164.6	32.8	161.1

Gross profit	106.5	106.4	72.0	23.9	115.1	26.0	71.7

Research and development expense	8.3	9.8	8.9	4.0	15.5	3.5	11.6
Selling, general and administrative expenses	49.2	36.9	29.5	12.2	33.5	17.1	34.6
Depreciation and amortization	6.6	8.5	7.1	14.0	48.6	10.7	15.1

Operating income (loss)	42.4	51.2	26.5	(6.3)	17.4	(5.4)	10.4

Interest expense, net	(6.8)	(20.3)	(16.1)	(5.7)	(27.9)	(6.0)	(21.5)
Other income (expense), net	—	0.4	—	—	2.0	—	(0.3)

Income (loss) before income taxes	35.6	31.3	10.4	(11.9)	(8.4)	(11.3)	(11.5)
Income tax provision (benefit)	14.7	12.2	4.1	(2.6)	4.4	(0.3)	(2.3)
Extraordinary loss on retirement of debt (net of income taxes of $7.3)	—	—	—	(10.6)	—	—	—

Net income (loss)	$20.9	$19.1	$6.3	$(19.9)	$(12.8)	$(11.0)	$(9.2)

Other Data:
EBITDA (3)	$49.0	$60.1	$33.6	$7.7	$68.1	$5.4	$25.1
Adjusted EBITDA (4)	$58.4	$60.1	$38.4	$32.6	$78.8	$14.8	$59.4
Ratio of earnings to fixed charges (5)	4.2x	2.5x	1.6x	—	—	—	—

(1)  Predecessors refers to the Company as it operated (a) on a stand-alone basis through June 14, 2000 as IPC Information Systems, Inc. and (b) through December 20, 2001 following the acquisition of IPC Information Systems, Inc. by Global Crossing. Accordingly, the financial statements from June 15, 2000 through December 20, 2001 reflect the changes and adjustments for purchase accounting as well as changes as a result of ownership under Global Crossing.

(2)  The period from June 15, 2000 through September 30, 2000 cost of goods sold reflects fair value inventory adjustments of $24.9 million associated with the purchase accounting treatment of the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000. Fiscal year ended September 30, 2001 cost of goods sold reflects fair value inventory adjustments of $10.7 million associated with the purchase accounting treatment of the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000. We had no operations prior to our acquisition of IPC Information Systems from Global Crossing on December 20, 2001. The period from November 15, 2001 (date of initial capitalization) through September 30, 2002 costs of goods sold reflects fair value inventory adjustments of $34.3 million associated with the purchase accounting treatment of the IPC Acquisition in December 2001.

(3)  EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is presented because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as an indicator of a company’s performance or liquidity or in isolation from or as a substitute for net income, cash flow from operations or any other cash flow data prepared in accordance with generally accepted accounting principles. See the Statement of Cash Flows included in our consolidated financial statements.

(4)  Adjusted EBITDA is calculated by adding back to EBITDA the incremental inventory costs associated with the purchase accounting treatment of, and a non-recurring merger related charge associated with, the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000 and the IPC Acquisition in December 2001. In addition, Adjusted EBITDA for the period from October 1, 2001 through December 20, 2001 is calculated by further adding back certain one-time selling, general and administrative expenses allocated to us by Global Crossing and the additional bonus expenses incurred by us to pay bonuses consistent with past practices. Adjusted EBITDA for the fiscal year ended 1998 is calculated by further adding back certain one-time change in control expenses. The adjustments were as follows:

	Predecessors (1)

	Fiscal Year	Fiscal Year	Period from	Period from	Fiscal Year	Period from	Period from
	Ended	Ended	October 1,	June 15, 2000	Ended	October 1,	November 15, 2001
	September	September	1999 to	to September	September	2001 to	to September 30,
(dollars in millions)	30, 1998	30, 1999	June 14, 2000	30, 2000	30, 2001	December 20, 2001	2002

	(unaudited)
EBITDA	$49.0	$60.1	$33.6	$7.7	$68.1	$5.4	$25.1
Non-recurring merger related charge	9.4	—	4.8	—	—	—	—
Inventory cost	—	—	—	24.9	10.7	—	34.3
Allocated selling, general and administrative costs	—	—	—	—	—	6.9	—
Bonus payments	—	—	—	—	—	2.5	—

Adjusted EBITDA	$58.4	$60.1	$38.4	$32.6	$78.8	$14.8	$59.4

(5)  The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, “earnings” include net income (loss) before taxes and fixed charges (adjusted for interest capitalized during the period). “Fixed charges” include interest, whether expensed or capitalized, amortization of deferred financing fees and the portion of rental expense that is representative of the interest factor in these rentals. For the period from June 15, 2000 to September 30, 2000, earnings were insufficient to cover fixed charges by $11.9 million because of the inclusion of the inventory fair value step-up in cost of sales of $24.9 million and the amortization of the goodwill of $6.2 million from the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000. For the year ended September 30, 2001, earnings were insufficient to cover fixed charges by $8.4 million because of the inclusion of the inventory fair value step-up in cost of sales of $10.7 million and the amortization of the goodwill of $21.1 million from the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000. For the period from October 1, 2001 to December 20, 2001, earnings were insufficient to cover fixed charges by $11.3 million because of the year end intercompany charge of $6.9 million, the inclusion of $2.5 million of other bonus amounts and goodwill amortization of $4.7 million resulting from the ownership of IPC Information Systems by Global Crossing. For the period from November 15, 2001 to September 30, 2002, earnings were insufficient to cover fixed charges by $11.5 million because of the inclusion of the fair value step-up of inventory in cost of sales of $34.3 million resulting from the IPC Acquisition in December 2001.

	Predecessors (1)

	September	September	September	September	December	September
(dollars in millions)	30, 1998	30, 1999	30, 2000	30, 2001	31, 2001	30, 2002

	(unaudited)
Balance Sheet Data (at period end):
Cash	$26.8	$4.9	$3.2	$4.5	$25.0	$25.3
Net working capital	57.4	70.1	(6.3)	(52.2)	68.3	43.5
Total assets	236.2	226.3	531.4	489.1	517.7	430.2
Long-term debt	189.5	222.7	—	—	249.8	214.6
Total debt	189.5	242.7	—	—	255.0	221.1
Stockholders’ equity	(33.1)	(87.3)	318.6	244.0	138.6	137.0

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations with our consolidated financial statements and related notes included elsewhere in this filing.

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

Overview

     We are the leader in advanced trading room communications systems known as turret systems, or dealerboards, based on our installed base of approximately 110,000 institutional trading positions worldwide. Our primary business is the design, manufacture, installation and service of turret systems for the trading operations of investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers, and insurance companies. We also install and service the cabling infrastructure and networks within buildings that connect voice and data communications devices for traders and others in the global financial and exchange trading industries.

     Our two major operating units are Trading Systems and I.T.S. Trading Systems reports (1) sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installation,” and (2) revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes, commonly known as MACs, to existing turret system installations as “Service.” I.T.S. reports (1) revenue from design, integration and implementation of cabling infrastructure projects, including local and wide area networks, and from sales of network products, such as hubs, bridges and routers, as “Product sales and installation” and (2) revenue from on-site maintenance of customer cable infrastructures and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as “Service.”

     Revenue from Trading Systems and I.T.S. sales and installation is recognized upon completion of the installation, except for revenue from sales of turret products to distributors, which is recognized upon shipment. Under contract provisions, customers are progress-billed prior to the completion of the installation. The revenue related to such advance payments is deferred until system installation is completed. All costs incurred on uncompleted contracts are accumulated and recorded as inventory on customer sites awaiting installation. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services.

     Cost of revenue for Trading Systems and I.T.S. includes material and labor associated with the installation of a project or the service performed.

     Our revenues and operating results could fluctuate significantly from period to period. Given the relatively large sales price of our trading systems and our recognition of revenue only upon completion of installations, a limited number of system installations may account for a substantial portion of revenues in any particular period. As a result of these and other factors, we could experience significant fluctuations in revenues and operating results in future periods. In addition, our customers are concentrated in the global financial and exchange trading industries and our revenues may decline during periods of economic downturn that impact those sectors.

Impact of the IPC Acquisition

     During the period that we were owned by Global Crossing, we provided services to Global Crossing at cost and Global Crossing performed certain administrative services on our behalf and allocated a charge for those services to us. Since December 20, 2001, any services we provide to Global Crossing or that Global Crossing provides to us have been on an arm’s-length basis. Since the IPC Acquisition was accounted for as an asset purchase, the book value of our assets was adjusted to reflect the allocation of the excess of the purchase price over the net book value of the assets acquired. As a result, our historical results of operations and financial condition are not necessarily indicative of our future results of operations or financial condition. The amounts presented below for the fiscal year ended September 30, 2002 represent the sum of the amounts separately reported for the pre-IPC Acquisition period from October 1, 2001 to December 20, 2001 and the post-IPC Acquisition period from December 21, 2001 to September 30, 2002. The amounts presented below for the fiscal year ended September 30, 2000 represent the sum of the amounts separately reported for the period before we were acquired by Global Crossing from October 1, 1999 to June 14, 2000 and the post-acquisition period from June 15, 2000 to September 30, 2000.

Recent Events

     We continue to expect current market conditions to cause our customers to exercise caution with information technology and communications spending, which may cause decreased product sales and installation revenue in the 2003 fiscal year. Accordingly, we have reduced our work force by approximately 8%, or 75 employees, in the fourth quarter of the 2002 fiscal year to reduce fixed costs in the 2003 fiscal year. The reduction in work force included 21 employees from our engineering staff, 35 employees from our operations staff and 19 employees from our corporate staff. The total amount of severance and other benefits charged to the selling, general and administrative category of our income statement in the fourth quarter of the 2002 fiscal year was $0.6 million, of which $0.5 million has been paid through September 30, 2002. The amount of severance and other benefits accrued on our balance sheet at September 30, 2002 was $0.1 million.

Comparison of the Year Ended September 30, 2002 (“FY 2002”) to the Year Ended September 30, 2001 (“FY 2001”) and FY 2001 to the Year Ended September 30, 2000 (“FY 2000”).

     The following table sets forth, as a percentage of revenue, our consolidated statements of operations for the periods indicated.

	FY 2002	FY 2001	FY 2000

REVENUE:
Product sales and installations	66%	65%	65%
Service	34%	35%	35%

	100%	100%	100%

Cost of goods sold (exclusive of depreciation):
Product sales and installations	48%	38%	46%
Service	19%	21%	20%

	67%	59%	66%

Gross profit	33%	41%	34%

Research and development	5%	6%	5%
Selling, general and administrative expense	18%	12%	15%
Depreciation and amortization	9%	17%	7%

Income (loss) from operations	2%	6%	7%

Other income (expense):
Interest expense, net	(9%)	(10%)	(8%)
Other income (expense), net	0%	1%	0%

Income (loss) before income taxes	(8%)	(3%)	(1%)

Income tax expense (benefit)	(1%)	2%	1%

Income (loss) before extraordinary charge	(7%)	(5%)	(2%)

Extraordinary loss on retirement of debt	—	—	(3%)

Net income (loss)	(7%)	(5%)	(5%)

Revenue.

     The following table sets forth our consolidated revenue and our revenue as reported for our two major operating units.

	Consolidated

			$	%			$	%
(in thousands)	FY 2002	FY 2001	Change	Change	FY 2001	FY 2000	Change	Change

REVENUE:
Product sales and installations	$192,194	$181,267	$10,927	6%	$181,267	$181,482	$(215)	0%
Service	99,370	98,430	940	1%	98,430	96,727	1,703	2%

Total	$291,564	$279,697	$11,867	4%	$279,697	$278,209	$1,488	1%

	Trading Systems Division

			$	%			$	%
	FY 2002	FY 2001	Change	Change	FY 2001	FY 2000	Change	Change

REVENUE:
Product sales and installations	$154,690	$138,165	$16,525	12%	$138,165	$141,225	$(3,060)	(2%)
Service	85,704	82,851	2,853	3%	82,851	80,550	2,301	3%

Total	$240,394	$221,016	$19,378	9%	$221,016	$221,775	$(759)	0%

	I.T.S. Division

			$	%			$	%
	FY 2002	FY 2001	Change	Change	FY 2001	FY 2000	Change	Change

REVENUE:
Product sales and installations	$37,504	$43,102	$(5,598)	(13%)	$43,102	$40,257	$2,845	7%
Service	13,666	15,579	(1,913)	(12%)	15,579	16,177	(598)	(4%)

Total	$51,170	$58,681	$(7,511)	(13%)	$58,681	$56,434	$2,247	4%

Comparison of FY 2002 to FY 2001

Consolidated

     The increase in revenue in FY 2002 from FY 2001 is primarily due to an increase in both installation and service revenue from our Trading Systems unit, which was partially offset by a decrease in both installation and service revenue from our I.T.S. unit. As expected, the uncertainty of the financial markets since the events of September 11th have caused consolidated revenues for the second half of FY 2002 to be lower compared to the first half of FY 2002. This uncertainty, combined with the overall decline in the global economy, has caused our customers to extend their planning and implementation cycles. While we expect this downward trend to continue into the 2003 fiscal year, there can be no certainty as to the degree or duration of this downturn. For the periods presented, no single customer accounted for 10% or more of total revenues. We expect our fiscal year 2003 revenues to be down 7-12% compared to FY 2002.

Trading Systems

     The increase in product sales and installation revenue in FY 2002 from FY 2001 is primarily due to the completion of two large installation projects totaling $26.1 million during FY 2002, while there were no installations of comparable size completed in FY 2001. The increase in service revenue in FY 2002 from FY 2001 was primarily due to growth of the existing customer base and the purchase of the Hitachi, Ltd. trading system service base outside of Japan. This increase was partially offset by the loss of service revenue from several trading floors as a result of the events of September 11th.

I.T.S.

     The decrease in installation revenue in FY 2002 from FY 2001 is primarily due to higher number of average-size jobs under $1.0 million completed in FY 2001, which generate less installation revenue than larger-size jobs. We believe this was caused by the general decline in the construction, real estate, and general contracting industries. The revenue associated with these larger-size jobs was $13.2 million in FY 2002 compared to $16.9 million in FY 2001. The decrease in service revenue in FY 2002 from FY 2001 is primarily due to a large customer merger in the financial industry in the second half of FY 2001, which resulted in continued but lower service requirements for that customer in FY 2002.

Comparison of FY 2001 to FY 2000

Consolidated

     The increase in revenue in FY 2001 from FY 2000 is primarily due to an increase in service revenue from our Trading Systems unit. Revenue from installation projects remained flat in FY 2001 from FY 2000, with a decrease in Trading Systems offsetting an increase in our I.T.S. unit for the period. For the periods presented, no single customer accounted for 10% or more of total revenues.

Trading Systems

     The decrease in product sales and installation revenue in FY 2001 from FY 2000 is primarily due to a higher volume of large installation projects completed in FY 2000 as compared to FY 2001. The increase in service revenue in FY 2001 from FY 2000 is primarily due to the expansion of the customer base, as well as the acquisition of two distributors in Australia and Singapore.

I.T.S.

     The increase in revenue in FY 2001 from FY 2000 is primarily due to a higher volume of large installation projects completed in FY 2001 as compared to FY 2000. The decrease in service-related revenue is primarily due to a large customer merger in the financial industry in the second half of FY 2001, which resulted in continued but lower service requirements for that customer for the remainder of FY 2001.

Cost of Revenue.

     The following table sets forth our consolidated cost of revenue (excluding depreciation and amortization) and our cost of revenue (excluding depreciation and amortization) as reported for our two major operating units (including and excluding the amortization of inventory step-up, which is an alternate presentation of our cost of revenue which we believe is frequently used by securities analysts, investors and other interested parties in evaluating our cost of revenue).

(dollars in thousands)	Consolidated

		% of		% of	%		% of		% of	%
COST OF REVENUE:	FY 2002	Rev.	FY 2001	Rev.	Change	FY 2002	Rev.	FY 2001	Rev.	Change

	(including amortization of inventory step-up)					(excluding amortization of inventory step-up)
Product sales and installations	$138,474	72%	$106,252	59%	13%	$104,979	55%	$95,574	53%	2%
Service	55,481	56%	58,349	59%	(3%)	54,675	55%	58,349	59%	(4%)

Total	$193,955	67%	$164,601	59%	8%	$159,654	55%	$153,923	55%	0%

	Trading Systems Division

		% of		% of	%		% of		% of	%
COST OF REVENUE:	FY 2002	Rev.	FY 2001	Rev.	Change	FY 2002	Rev.	FY 2001	Rev.	Change

	(including amortization of inventory step-up)					(excluding amortization of inventory step-up)
Product sales and installations	$104,452	68%	$70,018	51%	17%	$72,193	47%	$60,352	44%	3%
Service	43,193	50%	44,607	54%	(4%)	42,453	50%	44,607	54%	(4%)

Total	$147,645	61%	$114,625	52%	9%	$114,646	48%	$104,959	47%	1%

	I.T.S. Division

		% of		% of	%		% of		% of	%
COST OF REVENUE:	FY 2002	Rev.	FY 2001	Rev.	Change	FY 2002	Rev.	FY 2001	Rev.	Change

	(including amortization of inventory step-up)					(excluding amortization of inventory step-up)
Product sales and installations	$34,022	91%	$36,234	84%	7%	$32,786	88%	$35,222	82%	6%
Service	12,288	90%	13,742	88%	2%	12,222	89%	13,742	88%	1%

Total	$46,310	91%	$49,976	85%	6%	$45,008	88%	$48,964	83%	5%

(dollars in thousands)	Consolidated

		% of		% of	%		% of		% of	%
COST OF REVENUE:	FY 2001	Rev.	FY 2000	Rev.	Change	FY 2001	Rev.	FY 2000	Rev.	Change

	(including amortization of inventory step-up)					(excluding amortization of inventory step-up)
Product sales and installations	$106,252	59%	$127,335	70%	(11%)	$95,574	53%	$104,333	57%	(4%)
Service	58,349	59%	54,961	57%	2%	58,349	59%	53,047	55%	4%

Total	$164,601	59%	$182,296	66%	(7%)	$153,923	55%	$157,380	57%	(2%)

	Trading Systems Division

		% of		% of	%		% of		% of	%
COST OF REVENUE:	FY 2001	Rev.	FY 2000	Rev.	Change	FY 2001	Rev.	FY 2000	Rev.	Change

	(including amortization of inventory step-up)					(excluding amortization of inventory step-up)
Product sales and installations	$70,018	51%	$90,001	64%	(13%)	$60,352	44%	$69,369	49%	(5%)
Service	44,607	54%	42,418	53%	1%	44,607	54%	40,719	51%	3%

Total	$114,625	52%	$132,419	60%	(8%)	$104,959	47%	$110,088	50%	(3%)

	I.T.S. Division

		% of		% of	%		% of		% of	%
COST OF REVENUE:	FY 2001	Rev.	FY 2000	Rev.	Change	FY 2001	Rev.	FY 2000	Rev.	Change

	(including amortization of inventory step-up)					(excluding amortization of inventory step-up)
Product sales and installations	$36,234	84%	$37,334	93%	(9%)	$35,222	82%	$34,964	87%	(5%)
Service	13,742	88%	12,543	78%	10%	13,742	88%	12,328	76%	12%

Total	$49,976	85%	$49,877	88%	(3%)	$48,964	83%	$47,292	84%	(1%)

Comparison of FY 2002 to FY 2001

Consolidated

     Cost of revenue for FY 2002 includes a charge resulting from the amortization of the step-up in inventory of $34.3 million (relating to the IPC Acquisition in December 2001) and cost of revenue for FY 2001 reflects a charge of $10.7 million (relating to the June 2000 acquisition of IPC Information Systems, Inc. by Global Crossing). This purchase accounting inventory fair value step-up is a non-cash GAAP adjustment that is recorded when a company is acquired as we have been in the two respective years.

     The increase in product sales and installation cost of revenue (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2002 from FY 2001 is primarily due to lower margins realized from sales of the IQMX, as well as lower margins realized on large installations in both the Trading Systems and I.T.S. operating units. The lower margins for the IQMX are typical with the introduction of a new voice trading system. The decrease in service cost of revenue (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2002 from FY 2001 is primarily due to the sale of services by our Trading Systems unit, which have higher margins and comprise a larger percentage of total service revenue for FY 2002. We expect our consolidated fiscal year 2003 gross margins to reflect a decline of 2-3 percentage points due to pricing pressures and volume decreases.

Trading Systems

     The increase in product sales and installation cost of revenue (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2002 from FY 2001 is primarily due to the lower margins attained from sales of the IQMX. The lower margins for the IQMX are typical with the introduction of a new voice trading system. In addition, our largest installation in FY 2002 included the installation of the IQMX, which was sold to a global customer at a higher than normal discount. We anticipate margins will increase in the 2003 fiscal year as the IQMX is accepted in the marketplace and the manufacturing process becomes more cost efficient. The decrease in service cost of revenue (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2002 from FY 2001 is primarily due to an increase in maintenance revenue, which have higher margins than MAC revenue.

I.T.S.

     The increase in product sales and installation cost of revenue (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2002 from FY 2001 is primarily due to lower margins associated with certain large installations in FY 2002. These lower margins in FY 2002 are mainly due to pricing pressures resulting from the decline in current market conditions. The slight increase in service cost of revenue (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2002 from FY 2001 is primarily due to the loss of high margin revenue from one customer that was principally offset by higher margins realized from disaster recovery work in FY 2002.

Comparison of FY 2001 to FY 2000

Consolidated

     Cost of revenue for FY 2001 and FY 2000 includes a charge resulting from the amortization of the step-up in inventory of $10.7 million and $24.9 million, respectively (relating to the June 2000 acquisition of IPC Information Systems, Inc. by Global Crossing). This purchase accounting inventory fair value step-up is a non-cash GAAP adjustment that is recorded when a company is acquired as we had been in FY 2000.

     The decrease in product sales and installation cost of revenue (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2001 from FY 2000 is primarily due to higher margins realized in both the Trading Systems and I.T.S. operating units. The increase in service cost of revenue (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2001 from FY 2000 is primarily due to lower margins realized in both the Trading Systems and I.T.S. operating units.

Trading Systems

     The decrease in product sales and installation cost of revenue (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2001 from FY 2000 is primarily due to the sale in FY 2001 of various products that sell at higher margins. The increase in service cost of revenue (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2001 from FY 2000 is primarily due to the growth in service revenue in the European and Asia Pacific regions in FY 2001. The customers in these regions are primarily serviced by subcontractors, who generally have higher costs than Company-supplied direct labor.

I.T.S.

     The decrease in installation cost of revenue (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2001 from FY 2000 is primarily due to higher margins associated with the larger sized installations that made up a higher percentage of revenue in FY 2001. The increase in service cost of revenue (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2001 from FY 2000 is primarily due to the loss of high margin revenue from one customer.

Research and Development Expense.

(dollars in thousands)	Consolidated

			$	%				$	%
	FY 2002	FY 2001	Change	Change		FY 2001	FY 2000	Change	Change

Research and development	$15,136	$15,502	$(366)	(2%	)	$15,502	$12,878	$2,624	20%

     Research and development efforts are focused on the next generation of Trading Systems products, applications, and enhancements of our current product lines. Our investments in research and development on a year to year basis reflected above are substantially the same from period to period. We expect to adjust our research and development expenditures downward by 20% or more in the future in an effort to reduce fixed costs.

Comparison of FY 2002 to FY 2001

     Research and development expenses decreased slightly in FY 2002 from FY 2001 due primarily to our effort to reduce fixed costs.

Comparison of FY 2001 to FY 2000

     The increase in research and development expense in FY 2001 from FY 2000 was primarily due to our efforts to expand our CTI product offerings and develop software products for the application modules that are sold with our IQMX turret systems.

Selling, General and Administrative Expense.

(dollars in thousands)	Consolidated

			$	%			$	%
	FY 2002	FY 2001	Change	Change	FY 2001	FY 2000	Change	Change

Selling, general and administrative expense	$51,686	$33,541	$18,145	54%	$33,541	$41,682	$(8,141)	(20%)

Comparison of FY 2002 to FY 2001

     Selling, general and administrative expenses increased in FY 2002 from FY 2001 primarily due to the inclusion of additional expenses in FY 2002 that were necessary for us to operate as a stand alone entity. Also, the increase in FY 2002 reflects the inclusion of $2.5 million of employee bonuses related to the IPC Acquisition and a $6.9 million charge for corporate related services from Global Crossing in FY 2002, compared to only a $1.9 million charge for corporate related services from Global Crossing in FY 2001. We have completed a work force reduction to address our expectation for a reduction in revenue in fiscal year 2003. We expect our selling, general and administrative expenses in fiscal year 2003 to reflect a 25% reduction from FY 2002 primarily due to the exclusion of the intercompany charges we received in the past from Global Crossing, a reduction in our workforce and the elimination of other discretionary spending.

Comparison of FY 2001 to FY 2000

     Selling, general and administrative expenses decreased in FY 2001 from FY 2000 primarily due to a non-recurring merger related charge of $4.8 million in FY 2000 relating to the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000, as well as a reduction in general and administrative expenses in FY 2001 resulting from the integration of various corporate functions with Global Crossing.

Depreciation and Amortization.

(dollars in thousands)	Consolidated

			$	%			$	%
	FY 2002	FY 2001	Change	Change	FY 2001	FY 2000	Change	Change

Depreciation and amortization	$25,802	$48,635	$(22,833)	(47%)	$48,635	$21,086	$27,549	131%

Comparison of FY 2002 to FY 2001

     The decrease in depreciation and amortization in FY 2002 from FY 2001 is primarily due to the adoption in FY 2002 of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, in which goodwill and indefinite lived intangible assets are no longer subject to periodic amortization, as well as a change in the carrying amount of amortizable intangible assets resulting from the IPC Acquisition.

Comparison of FY 2001 to FY 2000

     The increase in depreciation and amortization in FY 2001 from FY 2000 is primarily due to an increase in the carrying amount of amortizable intangible assets relating to Global Crossing’s acquisition of IPC Information Systems, Inc. in June 2000.

Interest Expense, net.

(dollars in thousands)	Consolidated

			$	%			$	%
	FY 2002	FY 2001	Change	Change	FY 2001	FY 2000	Change	Change

Interest expense, net	$27,520	$27,871	$(351)	(1%)	$27,871	$21,828	$6,043	28%

Comparison of FY 2002 to FY 2001

     Interest expense, net in FY 2002 remained relatively flat as compared to FY 2001. Interest expense, net in FY 2002 is primarily related to interest on our outstanding senior subordinated notes and indebtedness under our senior secured credit facilities. Interest expense, net in FY 2001 is primarily related to interest charged by Global Crossing for cash funding of our operations.

Comparison of FY 2001 to FY 2000

     The increase in interest expense, net in FY 2001 from FY 2000 is primarily due to the interest that was charged by Global Crossing in FY 2001 for intercompany borrowings following its acquisition of IPC Information Systems, Inc., relating to the extinguishment of our 10 7/8% Senior Discount Notes due 2008 and previous revolving credit facility and the cash funding of our operations.

Provision for Income Taxes.

     Our effective tax rate for FY 2002, FY 2001 and FY 2000 was 11.4%, (52.3)% and (29.6)%, respectively. The comparability of these periods is significantly impacted by the IPC Acquisition in FY 2002 and Global Crossing’s acquisition of IPC Information Systems, Inc. in FY 2000 and reflects the tax impact of purchase accounting as well as the jurisdictions in which our income is generated.

Liquidity and Capital Resources

     For fiscal years 2002, 2001 and 2000, we satisfied our operating cash requirements through cash provided by operations, capital loans, financing, intercompany financing from Global Crossing in FY 2001 and FY 2000 and bank lines of credit. Our principal uses of cash were to fund working capital requirements, operating losses, capital expenditures and repayment of borrowings. Non-operating cash requirements relating to the transfer of ownership of us in FY 2002 and FY 2000 are detailed below.

Comparison of FY 2002 to FY 2001

     Cash provided by operating activities was $47.8 million for FY 2002 as compared to $33.3 million for FY 2001. This increase of $14.5 million reflects improvements to our working capital position, including a reduction of accounts receivable through improved collections and reduced inventory levels due to the completion of certain large jobs.

     Cash used in investing activities in FY 2002 of $354.2 million reflects $345.8 million used for the IPC Acquisition and $8.4 million of capital expenditures. Cash used in investing activities in FY 2001 of $9.4 million related exclusively to capital expenditures.

     Cash provided by financing activities was $328.4 million for FY 2002 as compared to $23.4 million for FY 2001. This increase of $305.0 million was primarily due to the financing activity resulting from the IPC Acquisition. Cash inflows in FY 2002 included $140 million of common equity contribution from a group including GSCP 2000 and its affiliates, the proceeds from the sale of $150 million of senior subordinated notes, and the borrowing of $105 million under our senior secured credit facilities. These inflows were partially offset by outflows of $15.1 million of intercompany activity that occurred prior to the IPC Acquisition, $3.9 million of principal repayment under the amortization schedule in our senior secured credit facilities and an excess cash flow repayment of $30 million required under our credit agreement. Cash inflows in FY 2001 related primarily to proceeds from intercompany borrowings from our former parent.

     The effect of exchange rate changes on cash represents increases and decreases in various currencies when translated into US dollars. As an international company, we are subjected to currency fluctuation risk, which resulted in a net decrease of cash of approximately $0.5 million for FY 2002 as compared to an increase of $0.9 million for FY 2001.

Comparison of FY 2001 to FY 2000

     Cash provided by operating activities was $33.3 million in FY 2001 as compared to $70.0 million in FY 2000. Cash provided by operating activities in FY 2001 is primarily due to $20.8 million of customer advances and collections on jobs not yet completed, which was partially offset by cash outflows of $18.9 million relating to accounts payable and other accrued expenses. Cash provided by operating activities in FY 2001 also included net income, after adding back non-cash charges, of $23.4 million, which was primarily related to the amortization of goodwill and intangible assets, as well as net decreases of various other assets net of liabilities. Cash from operating activities in FY 2000 was primarily due to a reduction in inventory of $22.1 million due to job completions, and a reduction in various other assets and liabilities of $33.0 million, which was partially offset by an increase in accounts receivable of $16.0 million. Cash provided by operating activities in FY 2000 also included net income of $30.9 million after adding back $44.5 million of non-cash charges. These non-cash charges primarily related to the extinguishment of our 10 7/8% Senior Discount Notes due 2008 and repayments of our previous revolving credit facility.

     Cash used in investing activities was $9.4 million in FY 2001 as compared to $3.8 million in FY 2000. Cash used in investing activities for both years related exclusively to capital expenditures used to fund our research and development efforts and the purchase of advanced machinery and equipment in our manufacturing facility.

     Cash used in financing activities was $23.4 million in FY 2001 as compared to $63.3 million in FY 2000. FY 2001 financing activity consisted almost exclusively of repayments of borrowings to Global Crossing. FY 2000 financing activity consisted of cash used to payoff our 10 7/8% Senior Discount Notes due 2008 and repayments of our previous revolving credit facility. The remaining financing activity in FY 2000 related to net proceeds from funding by Global Crossing for daily operations.

     We expect that our capital expenditures for fiscal year 2003 will be approximately $6.0 million. We expect that capital expenditures will be comparable in the next few years. We have no off balance sheet arrangements or other relationships with unconsolidated affiliates.

     Our primary future uses of cash will be to fund interest expense and principal repayments on our debt, capital expenditures, research and development efforts and working capital as needed for potential strategic acquisitions and/or alliances. Our primary future sources of cash will be cash flows from operations and, if necessary, borrowings under the revolving credit facility. At September 30, 2002, we had $25.3 million of unrestricted cash and $7.3 million of restricted cash remaining from the $20.8 million deferred purchase obligation to Global Crossing. The restricted cash balance relates to the deferred purchase obligation under the purchase agreement. While we structured the purchase agreement so that we retain ownership of the deposited funds, there can be no assurance that a contrary position will not be taken in Global Crossing’s bankruptcy case. Through September 30, 2002, we have paid approximately $13.5 million of the contingent liabilities related to the deferred purchase obligation from the IPC Acquisition. Additionally, we had liquidity available to us of $10.7 million through our $15 million revolving credit facility under our senior secured credit facilities under which there were no amounts outstanding at September 30, 2002 ($15 million revolving credit facility reduced by outstanding letters of credit of $4.3 million at September 30, 2002).

     Our ability to make payments on our indebtedness, including the senior subordinated notes, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future, which is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     We believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our current and long-term liquidity needs. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the senior subordinated notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the senior subordinated notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the senior subordinated notes, on commercially reasonable terms, or at all.

     Additionally, certain tax returns for periods prior to and including the IPC Acquisition are not yet due and still must be filed by Global Crossing pursuant to the purchase agreement. Global Crossing has informed us that as a result of its rejection of the purchase agreement, it may not include IPC Information Systems and its subsidiaries in such tax returns. In our objection to Global Crossing’s rejection of the purchase agreement, we have requested the bankruptcy court to uphold the purchase agreement and, in any event, to order Global Crossing to include IPC Information Systems and its subsidiaries in such tax returns even if the rejection of the purchase agreement is permitted. It is possible, however, that the bankruptcy court will not grant our request. We believe that Global Crossing is contractually required to include IPC Information Systems and its subsidiaries in such tax returns, and further believe that Global Crossing does not have any legal basis to exclude IPC Information Systems and its subsidiaries from these tax returns. If, however, Global Crossing does not include IPC Information Systems and its subsidiaries in such tax returns and IPC Information Systems and its subsidiaries are required to separately file these tax returns and pay any pre-IPC Acquisition tax liabilities, such liabilities, which we estimate to be in the range of $0 to $36 million, could have a material adverse effect on our financial condition and results of operations, including requiring us to seek financing to pay any additional pre-IPC Acquisition tax liabilities.

Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

(in thousands)	Payments Due by Period

		Less than	1-3	4-5	After 5
Contractual Obligations:	Total	1 year	years	years	years

Deferred Compensation Agreements	$5,603	$633	$970	$1,011	$2,989
Long-term debt	221,062	6,460	14,766	49,836	150,000
Operating Leases	27,426	5,072	8,050	6,302	8,002

Total Contractual Cash Obligations	$254,091	$12,165	$23,786	$57,149	$160,991

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less than	1-3	4-5	Over 5
Other Commercial Commitments:	Committed	1 year	years	years	years

Line of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	4,250	4,250	—	—	—
Guaranties for Global Crossing Affiliates	7,625	3,850	3,775	—	—

Total Commercial Commitments	$11,875	$8,100	$3,775	$—	$—

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires entities to record the fair value of the estimated liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes an amount equal to the present value of the estimated liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We adopted SFAS 143 on October 1, 2002. Management does not believe the adoption of this standard will have a material impact on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for Impairment of Long Lived Assets” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). This statement was adopted by us on October 1, 2002. Management does not believe the adoption of this standard will have a material impact on our consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS 145. We adopted SFAS 145 on October 1, 2002. Management does not believe the adoption of this standard will have a material impact on our consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which nullified EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of this standard will have a material impact on our consolidated financial statements.

Summary of Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we continually evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     Revenue from product sales and installation is recognized upon completion of the installation, except for revenue from sales of turret products to distributors, which is recognized upon shipment. Under contract provisions, customers are progress-billed prior to the completion of the installation. The revenue related to such advance payments is deferred until system installation is completed. All costs incurred on uncompleted contracts are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services.

Inventories

     Inventories are stated at the lower of FIFO (first in, first out) cost or market but not in excess of net realizable value. Inventory costs include all direct manufacturing costs and applied overhead. Allowances are established based on management’s estimate of inventory on hand that is potentially obsolete or for which its market value is below cost.

Impairment of Long-Lived Assets

     We review long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. No impairments have occurred to date.

Income Taxes

     In accordance with SFAS No.109, “Accounting for Income Taxes”, we recognize deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is “more likely than not” to be realized. The provision for income taxes is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that the amounts recorded are appropriately stated. All such evaluations require significant management judgments.

     For periods prior to the IPC Acquisition, we had filed a consolidated federal tax return and separate and combined state tax returns with our parent. For purposes of the accompanying combined financial statements for the period October 1, 2001 to December 20, 2001, income taxes have been prepared in accordance with SFAS 109 and SEC Staff Accounting Bulletin Topic 1B, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries”, utilizing the separate return method. Resulting payables for taxes have been recorded as adjustments to the intercompany accounts. We are now required to file separate tax returns.

Business Combinations

     During the 2002 fiscal year, the IPC Acquisition required significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. Certain of the liabilities are subjective in nature. These liabilities have been reflected in the purchase accounting based upon the most recent information available, and principally include Federal and state payroll taxes, state sales taxes, state income taxes, value added tax, or VAT, and income taxes in several foreign countries. The ultimate settlement of such liabilities may be for amounts which are different from the amounts presently recorded.

Other Matters

     We do not have any off balance sheet financial arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risks relating to our operations result primarily from changes in interest rates and changes in foreign exchange rates. We monitor our interest rate and foreign exchange rate exposures on an ongoing basis. We have not entered into any interest rate hedging contracts.

     As an international company, we are exposed to foreign currency risk. In order to minimize the risk caused by currency fluctuations, we entered into two foreign currency hedging contracts, commonly known as collars, in the third quarter of the 2002 fiscal year with notional amounts of £4 million and £6 million, or approximately $6.3 million and $9.4 million, respectively, assuming an exchange rate of £1 to $1.5715, and maturity dates of September 13, 2002 and September 18, 2002, respectively. We used these collars to minimize exchange rate risk when repatriating funds from our UK subsidiary. We repatriated these funds in September 2002 in connection with our required bank debt repayments. The currency hedged was the British Pound. Under Statement of Financial Accounting Standards No.133, “Accounting for Derivative Instruments and Hedging Activities”, we are required to recognize all derivatives as either assets or liabilities in the consolidated statement of financial position and measure those instruments at fair value. As of September 30, 2002, we recognized a loss of $0.3 million as a component of other income and expense in the consolidated statement of operations in connection with the settlement of these collars. As of September 30, 2002, there was no foreign currency hedging instruments or other derivatives outstanding.

     The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of our long-term debt at September 30, 2002 is shown in the table below. Due to current economic conditions, the fair market value of our senior subordinated notes and our senior secured credit facilities are below their carrying amounts. Although there were reductions in the prime and LIBOR interest rates in the period from issuance on December 20, 2001 to September 30, 2002, they did not affect the interest rate on our senior secured credit facilities.

	Fair
	Value on	Future Principal Payments
	September 30,
(in millions)	2002	2003	2004	2005	2006	2007	Thereafter	Total

Long-Term Debt:
Fixed Rate
Senior Subordinated Notes, interest payable at 11.50%, maturing 2009	$120.0	$—	$—	$—	$—	$—	$150.0	$150.0

Variable Rate
Senior Secured Credit Facilities Term Loan (7.50% at September 30, 2002)	$67.5	$6.5	$7.4	$7.4	$37.8	$12.0	$—	$71.1

Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements and the related notes thereto of IPC Acquisition Corp., the Report of Independent Auditors and Reprinted Copy of the Report of Independent Public Accountants are filed as a part of this Form 10-K.

Page

Report of Independent Auditors	27

Reprinted Copy of Report of Independent Public Accountants	28

Consolidated Balance Sheets as of September 30, 2001, December 31, 2001 and September 30, 2002	29

Consolidated Statements of Operations for the period from October 1, 1999 to June 14, 2000, the period from June 15, 2000 to September 30, 2000, the fiscal year ended September 30, 2001, the period from October 1, 2001 to December 20, 2001, and the period from November 15, 2001 (date of initial capitalization) to September 30, 2002	30

Consolidated Statements of Cash Flows for the period from October 1, 1999 to June 14, 2000, the period from June 15, 2000 to September 30, 2000, the fiscal year ended September 30, 2001, the period from October 1, 2001 to December 20, 2001, and the period from November 15, 2001 (date of initial capitalization) to September 30, 2002	31

Consolidated Statements of Stockholders’ Equity for the period from October 1, 1999 to June 14, 2000, the period from June 15, 2000 to September 30, 2000, the fiscal year ended September 30, 2001, the period from October 1, 2001 to December 20, 2001, and the period from November 15, 2001 (date of initial capitalization) to September 30, 2002	32

Notes to Consolidated Financial Statements	33

IPC ACQUISITION CORP.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
IPC Acquisition Corp.

     We have audited the accompanying consolidated balance sheet of IPC Acquisition Corp. as of December 31, 2001 and September 30, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the combined statements of operations, cash flows and stockholders’ equity of IPC Information Systems, including the Trading Systems division and Information Transport Systems division, operating divisions of a wholly owned subsidiary of Global Crossing Ltd., and Asia Global Crossing IPC Trading Systems Australia Pty. Ltd. (the “Predecessor”), for the period from October 1, 2001 to December 20, 2001 (the “Predecessor Period”). Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the periods October 1, 2001 through September 30, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The combined balance sheets of IPC Information Systems, Inc. as of September 30, 2000 and 2001, and the statements of operations, stockholders’ equity, and cash flows for the period October 1, 1999 to June 14, 2000, the period from June 15, 2000 to September 30, 2000, and the year ended September 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated December 4, 2001.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPC Acquisition Corp. at December 31, 2001 and September 30, 2002 and the consolidated results of its operations and its cash flows for the period from November 15, 2001 to September 30, 2002 and the combined results of operations and cash flows of IPC Information Systems for the period from October 1, 2001 to December 20, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the periods October 1, 2001 through September 30, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST &YOUNG LLP

MetroPark, New Jersey
December 4, 2002

REPRINTED COPY OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To IPC Information Systems:

     We have audited the accompanying combined balance sheets of the entities identified in Note 1, collectively referred to as IPC Information Systems, including the Trading Systems division and Information Transport Systems division, operating divisions of a wholly owned subsidiary of Global Crossing Ltd., and Asia Global Crossing IPC Trading Systems Australia Pty. Ltd., an operating division of a wholly owned subsidiary of Asia Global Crossing Ltd., as of September 30, 2000 and 2001, and the related combined statements of operations, capital, and cash flows for the year ended September 30, 1999, the period from October 1, 1999 to June 14, 2000 (the “Predecessor Periods”), the period from June 15, 2000 to September 30, 2000 and the year ended September 30, 2001 (the “Successor Periods”). These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPC Information Systems as of September 30, 2000 and 2001, and the results of their operations and their cash flows for the year ended September 30, 1999, the period from October 1, 1999 to June 14, 2000, the period from June 15, 2000 to September 30, 2000 and the year ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Roseland, New Jersey
December 4, 2001 (except with respect to the matters discussed in Note 16 as to which the date is January 16, 2002)

Note:	Reprinted above is a copy of the report previously expressed by such firm which has ceased operations. The reprinting of this report is not equivalent to a current reissuance of such report as would be required if such firm was still operating. The consolidated balance sheet as of September 30, 2000 and the combined statement of operations, capital and cash flows for the year ended September 30, 1999 referred to in this report have not been included in the accompanying financial statements or schedule. Certain items in the September 30, 2001 and other Predecessor Period and Successor Period financial statements have been reclassified from amounts previously reported to conform to the presentation of the September 30, 2002 financial statements. Because such firm has not consented to the inclusion of this report in this annual report, it may be more difficult for you to seek remedies against such firm and your ability to seek relief against such firm may be impaired.

IPC ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	Predecessor

	September	December	September
	30, 2001	31, 2001	30, 2002

Assets
Assets:
Cash	$4,536	$25,046	$25,294
Restricted cash	—	20,800	7,272
Accounts receivable, net of allowance of $2,648, $125 and $1,245, respectively	77,496	66,804	52,468
Inventories, net	45,258	67,810	22,218
Prepaid and other current assets	2,919	2,832	4,614

Total current assets	130,209	183,292	111,866
Property, plant and equipment, net	20,368	21,203	21,004
Goodwill	185,033	77,310	72,279
Tradenames	15,867	18,000	18,462
Technology, net	29,308	44,816	39,987
Customer list, net	94,838	152,785	150,683
Assembled workforce, net	12,617	—	—
Deferred financing costs, net	—	19,712	15,116
Other assets	871	552	835

Total assets	$489,111	$517,670	$430,232

Liabilities and Stockholders’ Equity
Liabilities:
Current portion of long term debt	$—	$5,250	$6,460
Accounts payable	9,254	6,597	4,530
Accrued expenses and other current liabilities	15,029	27,209	23,562
Current portion of deferred compensation	471	471	633
Income taxes payable	1,934	2,736	2,373
Customer advances on installation contracts	41,388	43,327	11,232
Deferred revenue on maintenance contracts	10,204	8,633	12,261
Due to affiliates	104,106	—	—
Deferred purchase price obligation	—	20,800	7,272

Total current liabilities	182,386	115,023	68,323
Term loan	—	99,750	64,602
Senior subordinated notes	—	150,000	150,000
Deferred taxes, net	56,679	10,940	7,190
Deferred compensation	3,377	3,354	3,119
Other long term liabilities	2,623	—	—

Total liabilities	245,065	379,067	293,234

Commitments and Contingencies Stockholders’ Equity:
Common stock, $0.01 par value (authorized 25,000,000 shares; none issued and outstanding at September 30, 2001; 14,000,000 shares issued and outstanding at December 31, 2001; 14,060,000 shares issued and outstanding at September 30, 2002)	—	140	141
Paid in capital	278,048	139,560	140,159
Notes receivable for purchases of common stock	—	—	(383)
Accumulated deficit	(32,710)	(1,382)	(9,200)
Accumulated other comprehensive income (loss)	(1,292)	285	6,281

Total stockholders’ equity	244,046	138,603	136,998

Total liabilities and stockholders’ equity	$489,111	$517,670	$430,232

The accompanying notes are an integral part of the consolidated financial statements.

\

IPC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Predecessors

	Period from	Period from			Period from
	October 1	June 15,		Period from	November 15, 2001
	1999 to	2000 to September	Fiscal Year Ended	October 1, 2001 to	to September 30,
	June 14, 2000	30, 2000	September 30, 2001	December 20, 2001	2002

Revenue:
Product sales and installations	$108,488	$72,994	$181,267	$35,691	$156,503
Service	66,021	30,706	98,430	23,089	76,281

	174,509	103,700	279,697	58,780	232,784

Cost of goods sold (exclusive of depreciation):
Product sales and installations	65,802	61,533	106,252	18,869	119,605
Service	36,744	18,217	58,349	13,953	41,528

	102,546	79,750	164,601	32,822	161,133

Gross profit	71,963	23,950	115,096	25,958	71,651
Research and development	8,854	4,024	15,502	3,519	11,617
Selling, general and administrative expense	29,480	12,202	33,541	17,110	34,576
Depreciation and amortization	7,083	14,003	48,635	10,737	15,065

Income (loss) from operations	26,546	(6,279)	17,418	(5,408)	10,393
Other income (expense):
Interest expense, net	(16,142)	(5,686)	(27,871)	(5,987)	(21,533)
Other income (expense), net	(18)	30	2,028	49	(346)

Income (loss) before income taxes	10,386	(11,935)	(8,425)	(11,346)	(11,486)
Income tax provision (benefit)	4,134	(2,582)	4,406	(318)	(2,286)

Income (loss) before extraordinary charge	6,252	(9,353)	(12,831)	(11,028)	(9,200)
Extraordinary loss on retirement of debt, net of income taxes of $7,269	—	(10,526)	—	—	—

Net income (loss)	$6,252	$(19,879)	$(12,831)	$(11,028)	$(9,200)

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Predecessors

	Period from Oct.	Period from		Period from Oct.	Period from Nov.
	1, 1999	June 15, 2000 to	Fiscal Year	1, 2001 to Dec. 20,	15, 2001 to Sept.
	to June 14, 2000	Sept. 30, 2000	Ended Sept. 30, 2001	2001	30, 2002

Cash flows from operating activities:
Net income (loss)	$6,252	$(19,879)	$(12,831)	$(11,028)	$(9,200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,753	1,762	6,992	1,393	3,951
Amortization of goodwill and intangibles	3,330	12,241	41,643	9,344	11,114
Amortization of deferred financing costs	—	—	—	—	2,304
Provision for doubtful accounts	767	647	793	1,018	1,288
Deferred income taxes	(915)	(12,933)	(13,148)	(4,761)	(7,170)
Employee deferred compensation charge	(11)	(7)	(29)	(19)	(77)
Non-cash interest on senior discount notes	16,295	—	—	—	—
Issuance of stock for litigation settlement	1,774	—	—	—	—
Extraordinary loss on retirement of senior discount notes, net of income taxes	—	17,795	—	—	—
Changes in operating assets and liabilities:
Accounts receivables	(3,655)	(12,411)	(1,151)	4,702	17,957
Inventories	(14,230)	36,283	(1,056)	1,823	59,557
Prepaids and other current assets	5,774	1,168	4,429	(281)	(1,414)
Other assets	680	19,013	(28)	322	(154)
Accounts payable and accrued expenses	13,436	(8,441)	(18,894)	7,019	(10,972)
Income taxes payable	(2,109)	365	3,147	(988)	2,948
Customer advances and deferred revenue	20,037	(16,979)	20,816	9,326	(37,627)
Other liabilities	(115)	320	2,623	(2,623)	—

Net cash provided by operating activities	51,063	18,944	33,306	15,247	32,505

Cash flows from investing activities:
Capital expenditures	(2,761)	(1,053)	(9,370)	(1,902)	(6,506)
Payment for acquisitions, net of cash acquired (includes restricted cash of $7.3 million)	—	—	—	—	(345,746)

Net cash used in investing activities	(2,761)	(1,053)	(9,370)	(1,902)	(352,252)

Cash flows from financing activities:
Proceeds from (repayments of) intercompany borrowings	(63,179)	72,939	(23,186)	(15,134)	—
Principal payments on capital leases	(331)	(304)	(234)	—	—
Borrowings (repayments) under the revolving credit facility	12,290	(45,712)	—	—	—
Principal repayments on term loan	—	—	—	—	(33,938)
Proceeds from term loan, net of issuance costs	—	—	—	—	98,600
Proceeds from senior subordinated notes, net of issuance costs	—	—	—	—	138,980
Principal repayments on senior discount notes	—	(43,272)	—	—	—
Proceeds from the exercise of stock options	4,224	—	—	—	—
Proceeds from equity issuances, net	—	—	—	—	139,917

Net cash (used in) provided by financing activities	(46,996)	(16,349)	(23,420)	(15,134)	343,559

Effect of exchange rate changes on cash	(2,462)	(2,160)	868	(1,996)	1,482

Net (decrease) increase in cash	(1,156)	(618)	1,384	(3,785)	25,294
Cash, beginning of period	4,926	3,770	3,152	4,536	—

Cash, end of period	$3,770	$3,152	$4,536	$751	$25,294

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Income taxes	$1,609	$1,398	$2,755	$1,338	$2,574

Interest	$4,345	$123	$478	$66	$15,005

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

				Retained Earnings	Accumulated Other	Notes Receivable
			Subscription	(Accumulated	Comprehensive	for Purchases of
	Common Stock	Paid in Capital	Receivable	Deficit)	Income (Loss)	Common Stock	Total

Predecessor
Balance at September 30, 1999	$85	$(90,554)	$—	$2,187	$965	$—	$(87,317)
Stock option exercises	5	4,219					4,224
Shares issued for settlement of claim		1,774					1,774
Purchase accounting adjustments	(90)	332,773		(8,439)	1,497		325,741
Net income				6,252			6,252
Foreign currency translation adjustments					(2,462)		(2,462)

Total comprehensive income							3,790

Balance at June 15, 2000	$—	$248,212	$—	$—	$—	$—	$248,212

Predecessor
Capital contribution	$—	$92,406	$—	$—	$—	$—	$92,406
Net loss				(19,879)			(19,879)
Foreign currency translation adjustments					(2,160)		(2,160)

Total comprehensive loss							(22,039)

Balance at September 30, 2000	—	340,618	—	(19,879)	(2,160)	—	318,579
Deemed dividend to parent		(11,474)					(11,474)
Deemed dividend on stock option repatriation		(51,096)					(51,096)
Net loss				(12,831)			(12,831)
Foreign currency translation adjustments					868		868

Total comprehensive loss							(11,963)

Balance at September 30, 2001	—	278,048	—	(32,710)	(1,292)	—	244,046
Net loss				(11,028)			(11,028)
Foreign currency translation adjustments					(1,965)		(1,965)

Total comprehensive loss							(12,993)

Balance at December 20, 2001	$—	$278,048	$—	$(43,738)	$(3,257)	$—	$231,053

IPC Acquisition Corp.
Initial equity subscription at November 15, 2001	$—	$10	$(10)	$—	$—	$—	$—
Issuance of common stock	141	140,149	10				140,300
Issuance of notes receivable for purchases of common stock						(383)	(383)
Net loss				(9,200)			(9,200)
Foreign currency translation adjustments					6,281		6,281

Total comprehensive loss							(2,919)

Balance at September 30, 2002	$141	$140,159	$—	$(9,200)	$6,281	$(383)	$136,998

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

1. Basis of Presentation

     IPC Acquisition Corp. (the “Company”) was incorporated in Delaware and initially capitalized on November 15, 2001 for the purpose of entering into a purchase agreement to acquire: (1) 100% of the shares of common stock of IPC Information Systems, Inc. and 100% of the ordinary shares of Asia Global Crossing IPC Trading Systems Australia Pty Ltd. from Global Crossing Ltd. (“Global Crossing”) and its affiliates and (2) various assets owned by affiliates of Global Crossing related to the operation of these businesses (collectively “IPC”). As used herein, the “Company” refers to IPC Acquisition Corp. and its subsidiaries.

     Effective December 20, 2001, pursuant to a purchase agreement, as amended, between IPC Acquisition Corp. and Global Crossing, IPC Acquisition Corp. completed the acquisition of IPC (the “IPC Acquisition”). The Company’s financial statements for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 are substantially comprised of the funding and closing of the IPC Acquisition on December 20, 2001 and the results of operations of IPC from the closing through September 30, 2002. Under the purchase agreement, the total purchase price for the shares and assets was $360 million, subject to various adjustments for working capital and customer advances. Global Crossing and certain of its subsidiaries filed for bankruptcy protection on January 28, 2002 (see Note 3).

     The Company, headquartered in New York, designs, manufactures, installs and services turret systems for the trading operations of investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company also installs and services the cabling infrastructure and networks within the same building that connect voice and data communications for traders and others in the global financial and exchange trading industries.

     The Company markets its products and services worldwide in major financial centers, with the majority located in the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Combination

     The combined financial statements for the period October 1, 1999 to June 14, 2000 represents IPC Information Systems, Inc. as it operated as a stand alone company. The combined financial statements for the periods June 15, 2000 to September 30, 2000, October 1, 2000 to September 30, 2001 and October 1, 2001 to December 20, 2001 include the accounts of IPC (the “Predecessor”). Intercompany balances and transactions have been eliminated.

     The consolidated financial statements for the period November 15, 2001 (date of initial capitalization) to September 30, 2002 include the accounts of the Company and its wholly owned subsidiaries. The principal activity of the Company consists of the IPC Acquisition, and the results of operations of the acquired business from December 20, 2001 through September 30, 2002. Intercompany balances and transactions have been eliminated.

Revenue Recognition

     Revenue from product sales and installation is recognized upon completion of the installation except for revenue from sales to distributors, which is recognized upon shipment. Under contract provisions, customers are progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed. All costs incurred on uncompleted contracts are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes, commonly known as MACs, to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services.

Cash and Cash Equivalents

     The Company maintains cash with several high credit quality financial institutions. Temporary cash investments with original maturities of three months or less are considered cash equivalents. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

Trade Receivables

     Trade accounts receivable potentially expose the Company to concentrations of credit risk, as a large volume of business is conducted with several major financial institutions, primarily companies in the brokerage, banking and financial services industries. To help reduce this risk, customers are progress-billed prior to the completion of the contract. At September 30, 2001, December 31, 2001 and September 30, 2002, uncollected accounts receivable recorded in customer advances amounted to $12.8 million, $7.9 million, and $6.3 million, respectively.

Inventories

     Inventories are stated at the lower of FIFO (first in, first out) cost or market but not in excess of net realizable value. Inventory costs include all direct manufacturing costs and applied overhead. Allowances are established based on management’s estimate of inventory on hand that is potentially obsolete or for which its market value is below cost. Cost of goods sold for the period ended September 30, 2002 reflects fair value inventory adjustments of $34.3 million associated with the purchase accounting treatment of the IPC Acquisition on December 20, 2001. Similarly, cost of goods sold for the fiscal year ended September 30, 2001 and the period from June 15, 2000 to September 30, 2000 include fair value inventory adjustments of $24.8 million and $10.7 million, respectively, associated with the purchase of the Predecessor by Global Crossing in June 2000.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the shorter of their estimated useful lives or related contract terms beginning in the year the asset was placed into service. Normal repair and maintenance costs are expensed as incurred. The useful lives by asset category are as follows:

Buildings	20 years
Furniture, fixtures and equipment	5 years
Computer software	3 years

     Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements.

Impairment of Long-Lived Assets

     The Company reviews long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. No impairments have occurred to date. See “Effects of Recently Issued Accounting Standards” below.

Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. For the periods October 1, 1999 to June 14, 2000, June 15, 2000 to September 30, 2000, fiscal year ended September 30, 2001, and October 1, 2001 to December 20, 2001, the costs allocated to goodwill were amortized on a straight-line basis over the periods benefited, principally 10 years, and resulted in amortization of $3.3 million, $6.2 million, $21.1 million and $4.7 million, respectively.

     The Company adopted Statement of Financial Accounting Standards No.142 “Goodwill and Other Intangible Assets” (“SFAS No.142”), effective upon the IPC Acquisition and, in accordance with SFAS No.142, there is no amortization of goodwill and intangible assets that have indefinite useful lives for the period from November 15, 2001 to September 30, 2002. However, such assets are tested for impairment annually using the two-step process specifically provided in SFAS No.142. Other intangible assets are carried at cost. Technology and customer lists are amortized over the estimated useful lives of 7 and 20 years, respectively. Tradenames have been deemed to have an indefinite life and will not be subject to amortization expense, but instead will be subject to annual impairment tests in accordance with the provisions of SFAS No.142.

     The Company completed the required initial impairment test within the first six months of adoption as well as the annual impairment test as of July 1, 2002 (the first day of the fourth quarter of fiscal year 2002), and concluded that there was no impairment to its recorded goodwill or indefinite live intangible assets. The Company believes the recorded values of goodwill and tradenames in the amounts of $72.3 million and $18.5 million, respectively, are fully recoverable.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

Deferred Financing Costs

     As part of the IPC Acquisition, the Company capitalized certain debt issuance costs in the amount of $17.4 million relating to the establishment of the senior secured credit facilities and the issuance of the senior subordinated notes. These costs are being amortized over the respective lives of the debt using the effective interest method. Amortization expense related to deferred financing costs is included in interest expense in the accompanying consolidated statement of operations and aggregated approximately $2.3 million for the period ended September 30, 2002.

Research and Development

     Research and development expenditures are charged to expense as incurred.

Income Taxes

     In accordance with Statement of Financial Accounting Standards No.109, “Accounting for Income Taxes” (“SFAS No. 109”), the Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is “more likely than not” to be realized. The provision for income taxes is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     For the fiscal year ended September 30, 2001 and the period October 1, 2001 to December 20, 2001, the Predecessor had filed a consolidated Federal income tax return with its parent. Prior to the fiscal year ended September 30, 2001, the Predecessor filed separate Federal income tax returns. These income taxes have been prepared in accordance with SFAS No.109 and SEC Staff Accounting Bulletin Topic 1B, utilizing the separate return method. Resulting payables for taxes have been recorded as adjustments to the intercompany accounts. The Company is now required to file separate tax returns.

     Effective as of the date of the IPC Acquisition, the Company provides deferred income taxes on the unremitted earnings of its foreign subsidiaries.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation Adjustment

     The balance sheets and statements of operations of the Company’s foreign operations are measured using the local currency as the functional currency. Assets and liabilities of these foreign operations are translated at the year-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the year. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in other income (expense).

Fair Value of Financial Instruments

     The Company’s financial instruments at September 30, 2002 consist of accounts receivable, accounts payable and debt. As of September 30, 2002, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximates fair value, based upon the short term nature of these accounts. The fair value of borrowings under the senior secured credit facilities was $67.5 million at September 30, 2002 as it bears interest at a floating rate. The fair value of the senior subordinated notes was $120 million at September 30, 2002.

Stock-Based Compensation

     As permitted by SFAS No.123, “Accounting for Stock-Based Compensation”, the Company has elected to follow Accounting Principal Board Opinion No.25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

in accounting for the 2002 Stock Option Plan. Under APB 25, no compensation expense is recognized at the time of the option grant if the exercise price of the Company’s employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of the grant.

Reclassifications

     Certain items in the September 30, 2001 and other Predecessor Period financial statements have been reclassified from amounts previously reported to conform to the presentation of the September 30, 2002 consolidated financial statements.

Effects of Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards, (“SFAS”) No.143, “Accounting for Asset Retirement Obligations” (“SFAS No.143”), which requires entities to record the fair value of the estimated liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes an amount equal to the present value of the estimated liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No.143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company adopted SFAS No.143 on October 1, 2002. Management does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

     In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”). SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No.121, “Accounting for Impairment of Long Lived Assets” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No.144 was adopted by the Company on October 1, 2002. Management does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

     In April 2002, the FASB issued SFAS No.145, “Rescission of FASB Statements No.4, 44, and 62, Amendment of FASB Statement No.13, and Technical Corrections” (“SFAS No.145”). SFAS No.145 eliminates the requirement under SFAS No.4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No.30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion 30”). Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS No.145. The Company adopted SFAS No.145 on October 1, 2002. Management does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

     In July 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No.146”) and nullified EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No.146 effective for exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

3. Acquisitions

The IPC Acquisition

     On December 20, 2001, the Company purchased 100% of the common stock of IPC Information Systems, Inc. and 100% of the ordinary shares of Asia Global Crossing IPC Trading Systems Australia Pty. Ltd. from Global Crossing Ltd. and its affiliates. In addition, the Company acquired various assets owned by affiliates of Global Crossing related to the operation of these

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

businesses. Under the purchase agreement, the total purchase price for the shares and assets was $360 million, subject to various adjustments for working capital and customer advances.

     At the closing, the purchase price was reduced by approximately $9.75 million for estimated working capital and customer advance adjustments. On January 16, 2002, Global Crossing and its affiliates paid the Company $3.0 million based upon a revised estimate of the working capital and customer advances adjustments. On January 28, 2002, Global Crossing and 54 of its subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the United States Code. On January 31, 2002, the Company delivered to Global Crossing and its affiliates its determination of the amount of working capital and customer advances as of the closing. Based on the Company’s determination of these amounts, Global Crossing or various of its affiliates are obligated to pay the Company an additional amount of $4.8 million. The Company has not been paid this additional amount, nor has it been reflected as a reduction of the purchase price. On September 30, 2002, the Company filed a proof of claim in the bankruptcy case of Global Crossing and one of its affiliates for approximately $4.5 million relating to their pro rata portion of working capital and customer advance adjustments owed to the Company. The Company expects to also seek remedies against affiliates of Global Crossing that have not filed for bankruptcy for the working capital and customer advance adjustments owed to the Company, although there are no assurances that such efforts will be successful.

     The IPC Acquisition was accounted for by the purchase method and acquired intangible assets are recognized apart from goodwill in accordance with SFAS No.141, “Business Combinations” (“SFAS No.141”). The purchase price exceeded the fair value of the net assets acquired by approximately $69.4 million. This excess has been recorded in the accompanying consolidated balance sheet as goodwill and has not been amortized in accordance with SFAS No.142. SFAS No.142 eliminates the requirement to amortize goodwill and intangible assets that have indefinite useful lives. However, it requires that such assets be tested for impairment at least annually using the guidance specifically provided in the statement. Accordingly, the Company’s consolidated financial statements for the year ended September 30, 2002 are not comparable to any prior period.

     In connection with the IPC Acquisition, the Company recorded the following amounts to reflect the purchase price allocation described above (in thousands):

Goodwill	$69,427
Fair value increase to inventory	34,300
Identified intangibles:
Customer list	153,000
Technology	45,000
Tradenames	18,000
Deferred taxes	(14,360)

Net impact of purchase accounting adjustments	$305,367

     The IPC Acquisition was financed with the net proceeds from the issuance of the outstanding senior subordinated notes, borrowings under the senior secured credit facilities and a common equity contribution of $140 million by a group including Goldman Sachs Capital Partners, or GSCP 2000, and its affiliates. Under the terms of the purchase agreement, approximately $20.8 million of the purchase price was not paid to Global Crossing at the closing. This deferred portion of the purchase price will not be paid to Global Crossing unless various contingent liabilities of former affiliates that the Company guaranteed have been paid by Global Crossing or the Company has been released from these guarantees. Such contingent liabilities include equipment lease, real estate lease and employee obligations and may include other third party obligations. An amount equal to the deferred payment was deposited into a bank account in the Company’s name and will be released to the Company as the guaranteed obligations and other liabilities are paid by Global Crossing or the Company is released from these obligations and other liabilities. While the Company has structured this agreement so that it retains ownership of the deposited funds, there can be no assurance that a contrary position will not be taken in Global Crossing’s bankruptcy case. Through September 30, 2002, the Company has paid approximately $13.5 million of these contingent liabilities and an equal amount has been withdrawn from the aforementioned bank account.

     At the closing of the IPC Acquisition, the Company and various of its subsidiaries entered into a network services, channel sales and transition services agreement with Global Crossing and various other parties. Following the commencement of Global Crossing’s bankruptcy case, Global Crossing failed to perform various obligations under the network services, channel sales and transition services agreement. On March 11, 2002, the Company filed a motion with the United States Bankruptcy Court for the Southern District of New York to compel Global Crossing to assume or reject this agreement. Thereafter, the Company negotiated with Global Crossing to resolve the issues raised in the motion and subsequently reached an agreement.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

     On July 11, 2002, the bankruptcy court entered an order authorizing Global Crossing and its related subsidiaries to assume the network services, channel sales and transition services agreement, as amended. Under the amendment, certain of IPC Information Systems Inc.’s obligations under the agreement, including the non-compete restrictions, have been suspended until the effective date of a plan of reorganization under applicable bankruptcy laws of Global Crossing and its related subsidiaries. Following the emergence of Global Crossing and its related subsidiaries from its bankruptcy reorganization, under the terms of the agreement, as amended, IPC Information Systems, Inc. will be permitted to continue to perform any activity or provide any service that would be prohibited by the non-compete restriction so long as that activity or service was commenced while the non-compete restriction was suspended or that activity or service is performed pursuant to a definitive agreement entered into while the non-compete was suspended.

     On October 17, 2002, Global Crossing filed a Joint Plan of Reorganization, or the Plan, with the bankruptcy court. Global Crossing’s Plan provides that Global Crossing will assume various executory contracts and leases. The Plan further provides that any executory contract or lease not specifically identified by Global Crossing for assumption will be rejected as of the effective date of the Plan. The purchase agreement was not included among the contracts Global Crossing assumed under its Plan. As a result, the Company filed an objection to Global Crossing’s proposed rejection of the purchase agreement. If no prior agreement is reached, a hearing on the Company’s objection will be held before the bankruptcy court on January 7, 2003.

     If the bankruptcy court permits Global Crossing to reject the purchase agreement, Global Crossing would likely be relieved of its obligations under the purchase agreement, including, among other things, indemnifying the Company for known tax liabilities imposed upon IPC Information Systems, Inc. and its subsidiaries prior to their purchase by the Company from Global Crossing, and paying the $4.8 million in working capital owed to the Company under the purchase agreement. If the purchase agreement is rejected, the Company may also be liable for other pre-IPC Acquisition tax liabilities if Global Crossing does not include IPC Information Systems, Inc. and its subsidiaries in certain tax returns for periods prior to and including the IPC Acquisition. Such tax liabilities, which the Company estimates to be in the range of $0 to $36 million, could have a material adverse effect on the Company’s financial condition and results of operations, including requiring the Company to seek financing to pay any additional pre-IPC Acquisition tax liabilities. Additionally, though the deferred portion of the purchase price is currently held in a bank account under the Company’s control and is only to be paid to Global Crossing or its affiliates upon fulfillment of certain obligations and liabilities by those entities, as discussed above, there can be no assurance that Global Crossing will not take a contrary position in connection with the hearing on the Company’s objection.

     Prior to the completion of the IPC Acquisition, the Company leased six floors at 67-73 Worship Street, London, England at an annual rate of approximately £565,000, or $888,000, assuming an exchange rate of £1 to $1.5715. Of these six floors, the Company uses one floor for office space and an affiliate of Global Crossing uses five floors for telecommunications and networking equipment. Under the lease, which expires in 2010, the Company remains liable to the landlord for all six floors. Pursuant to the purchase agreement with Global Crossing, the Company entered into a sublease for a portion of these premises with an affiliate of Global Crossing, which filed a petition for relief under Chapter 11 of Title 11 of the United States Code on August 30, 2002, and the landlord has consented to that sublease. In accordance with the procedures set forth in the Plan, the sublease will be assumed by Global Crossing’s affiliate as of the effective date of the Plan. Through December 18, 2002, Global Crossing’s affiliate has made all of its required sublease payments. At the closing of the IPC Acquisition, the Company deferred approximately $3.2 million of the purchase price, which represents approximately two years of rental payments under the sublease and the estimated costs to restore the premises for use as a general office facility in the event Global Crossing’s affiliate were to vacate the premises. In the event that the Company, rather than Global Crossing or its affiliates, pay the landlord amounts up to $3.2 million with respect to Global Crossing’s portion of this space, under the terms of the purchase agreement the Company will no longer be obligated to make a deferred purchase price payment in the corresponding amount to Global Crossing.

     Set forth below is the unaudited pro forma results of operations of the Company for the fiscal year ended September 30, 2001 and the period October 1, 2001 to December 20, 2001, as if the IPC Acquisition and the related financings occurred as of the beginning of each period.

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

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

	Predecessors

		Period from
	Fiscal Year	October 1,
	Ended	2001 to
	September 30,	December
(in thousands)	2001	20, 2001

Revenue	$279,697	$58,780
Net income (loss)	$11,200	$(3,870)

     IPC has received notices of taxes due from various jurisdictions related to Federal and state payroll taxes, state income taxes, state sales taxes, VAT, and income taxes in several foreign countries. These notices are for periods prior to the IPC Acquisition. Under the purchase agreement, Global Crossing is responsible for payment of these taxes. Since Global Crossing is now under bankruptcy protection, the bankruptcy court must approve any such tax payments by Global Crossing for periods prior to the commencement of Global Crossing’s bankruptcy case. If the bankruptcy court does not approve Global Crossing’s payment of all amounts that are due with respect to these taxes, these jurisdictions may proceed against IPC for these amounts. If the purchase agreement is rejected, Global Crossing may avoid its obligations to pay the taxes and to indemnify the Company for payment of the taxes. Currently, the aggregate amount of taxes for which IPC has received notices is approximately $5.2 million and was recorded on the consolidated balance sheet as part of the Company’s purchase accounting. The ultimate settlement of these liabilities may be for amounts which are different from the amounts presently recorded.

     Additionally, certain tax returns for periods prior to and including the IPC Acquisition are not yet due and still must be filed by Global Crossing pursuant to the purchase agreement. Global Crossing has informed the Company that as a result of its rejection of the purchase agreement, it may not include IPC Information Systems and its subsidiaries in such tax returns. In the Company’s objection to Global Crossing’s rejection of the purchase agreement, the Company has requested the bankruptcy court to uphold the purchase agreement and, in any event, to order Global Crossing to include IPC Information Systems and its subsidiaries in such tax returns even if the rejection of the purchase agreement is permitted. It is possible, however, that the Court will not grant the Company’s request. The Company believes that Global Crossing is contractually required to include IPC Information Systems and its subsidiaries in such tax returns, and further believes that Global Crossing does not have any legal basis to exclude IPC Information Systems and subsidiaries from these tax returns. If, however, Global Crossing does not include IPC Information Systems and its subsidiaries in such tax returns and IPC Information Systems and its subsidiaries are required to separately file these tax returns and pay any pre-IPC Acquisition tax liabilities, such liabilities, which the Company estimates to be in the range of $0 to $36 million, could have a material adverse effect on the Company’s financial condition and results of operations, including requiring the Company to seek financing to pay any additional pre-IPC Acquisition tax liabilities.

Acquisition of Hitachi Turret Business

     On March 11, 2002, the Company entered into an agreement to purchase the international customer base and related assets of the turret business of Hitachi, Ltd for approximately $2.5 million. This transaction was completed on March 29, 2002, and has been accounted for under purchase accounting in accordance with SFAS No. 141. This acquisition would not have had a material impact on the Company’s results of operations for the period October 1, 2001 to December 20, 2001, and the period November 15, 2001 to September 30, 2002.

4. Inventories (in thousands)

	Predecessor

	September	December	September
	30, 2001	31, 2001	30, 2002

Components and manufacturing work in process	$9,720	$7,114	$6,091
Inventory on customer sites awaiting installation	25,775	51,536	8,025
Parts and maintenance supplies	9,763	9,160	8,102

	$45,258	$67,810	$22,218

5. Property, Plant and Equipment (in thousands)

	Predecessor

	September	December	September
	30, 2001	31, 2001	30, 2002

Building	$2,080	$1,893	$1,893
Furniture, fixtures and equipment	19,886	16,616	19,224
Leasehold improvements	2,613	1,501	2,738
Construction in progress	1,799	—	—
Land	1,440	1,349	1,349

	27,818	21,359	25,204
Less: accumulated depreciation	(7,450)	(156)	(4,200)

	$20,368	$21,203	$21,004

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

     Depreciation and amortization expense for the periods October 1, 1999 to June 14, 2000, June 15, 2000 to September 30, 2000, fiscal year ended September 30, 2001, October 1, 2001 to December 20, 2001, and November 15, 2001 to September 30, 2002 was $3.7 million, $1.8 million, $7.0 million, $1.4 million, and $4.0 million, respectively. Additionally, during the period November 15, 2001 to September 30, 2002, a reclassification of $2.7 million was made from furniture, fixtures and equipment to inventory for equipment leased to customers.

6. Goodwill and Intangible Assets

     The Company adopted SFAS No. 142, effective December 20, 2001 (the date of the IPC Acquisition). Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, they are reviewed for impairment annually or more frequently if certain indicators arise. Had the Predecessor been accounting for its goodwill and indefinite lived intangible assets (tradenames) under SFAS No.142 for all periods presented, the Predecessor’s net income (loss) would have been as follows:

	Predecessors

	Period from	Period from			Period from
	October 1, 1999 to	June 15,	Fiscal Year	Period from	November 15, 2001
	June 14,	2000 to September	Ended	October 1, 2001 to	to September 30,
(in thousands)	2000	30, 2000	September 30, 2001	December 20, 2001	2002

Reported net income (loss)	$6,252	$(19,879)	$(12,831)	$(11,028)	$(9,200)
Add back goodwill amortization, net of tax	2,108	3,925	13,367	2,978	—
Add back amortization of indefinite lived intangible assets, net of tax	—	1,243	4,263	950	—

Adjusted net income (loss)	$8,360	$(14,711)	$4,799	$(7,100)	$(9,200)

     The following table reflects the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets included in the consolidated balance sheets as of the dates indicated:

	Predecessor

	September	December	September
(in thousands)	30, 2001	31, 2001	30, 2002

Intangible assets:
Amortized intangible assets:
Technology	$35,940	$45,000	$45,000
Customer list	108,904	153,000	154,030
Effect of currency translation adjustments	—	—	2,754
Accumulated amortization	(20,698)	(399)	(11,114)

Net carrying amount	$124,146	$197,601	$190,670

Non-amortized intangible assets:
Goodwill	$185,033	$77,310	$70,636
Tradenames	15,867	18,000	18,000
Effect of currency translation adjustments	—	—	2,105
Assembled workforce	12,617	—	—

Net carrying amount	$213,517	$95,310	$90,741

     Amortization expense for those intangible assets still required to be amortized under SFAS No.142 was $11.1 million for the period from November 15, 2001 to September 30, 2002. Amortization expense for goodwill and intangible assets prior to the adoption of SFAS No.142 was $3.3 million, $12.2 million, $41.6 million and $9.3 million for the periods October 1, 1999 to June 14, 2000, June 15, 2000 to September 30, 2000, fiscal year ended September 30, 2001, and October 1, 2001 to December 20, 2001, respectively. The Company estimates amortization expense on a straight-line basis will approximate $14.1 million for each of the five succeeding fiscal years ending September 30, 2007.

     The final September 30, 2002 goodwill balance of $72.3 million decreased $5.0 million from the amount initially recorded at December 20, 2001 of $77.3 million, primarily due to working capital adjustments to the purchase price and a reduction of certain estimated assumed and contingent liabilities, which were offset by the acquisition of the Hitachi Ltd. customer base and related assets on March 29, 2002 and foreign exchange adjustments related to the allocation of goodwill to the Company’s foreign

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

operating units. Such goodwill, including $24.4 million allocated to the Company’s non-U.S. operations which is non-deductible for income tax purposes, was allocated to the Company’s operating segments as follows: $71.3 million to Trading Systems and $1.0 million to I.T.S.

7. Accrued Expenses and Other Current Liabilities (in thousands)

	Predecessor

	September	December	September
	30, 2001	31, 2001	30, 2002

Accrued compensation and benefits	$6,273	$6,874	$7,719
Warranty reserves	2,373	2,430	2,159
Sales taxes payable	792	1,033	1,267
Job accruals	4,010	2,530	1,867
Accrued transaction costs	—	7,900	651
Accrued interest	—	757	5,072
Other accruals	1,581	5,685	4,827

	$15,029	$27,209	$23,562

8. Long Term Debt

Senior Secured Credit Facilities

     On December 20, 2001, the Company entered into senior secured credit facilities with a group of lenders, comprised of (i) a $105 million term loan and (ii) a $15 million revolving credit facility. The maturity date of the loans is December 31, 2006. The Company had no outstanding borrowings under the revolving credit facility at September 30, 2002. However, the amount available to the Company at September 30, 2002 under the revolving credit facility is reduced by outstanding letters of credit of $4.3 million.

     The term loan was borrowed in full at the closing and the proceeds thereunder funded a portion of the consideration for the IPC Acquisition. Quarterly principal repayments of $1.3 million were required beginning on March 31, 2002, increasing to $2.6 million on March 31, 2003 through December 31, 2005 and further increasing to $17.1 million for each quarter in 2006. Mandatory prepayments of the senior secured credit facilities are required upon the occurrence of certain events, including asset sales and equity issuances, as well as for excess cash flow, as defined.

     There is no required amortization of the revolving credit facility. Outstanding borrowings under the revolving credit facility may be prepaid at any time, in whole or in part, without premium or penalty and may be reborrowed at any time prior to December 31, 2006. A letter of credit subfacility of $5 million is available under the revolving credit facility. At September 30, 2002, an aggregate of $4.3 million letters of credit have been issued, thereby reducing the amount available for borrowing under the revolving credit facility to $10.7 million.

     Borrowings under the senior secured credit facilities bear interest, at the Company’s option, at either (i) a base rate (defined as a rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds effective rate in effect on such day plus 1/2 of 1%) plus the applicable margin (as defined below) (the “Base Rate Loans”) or (ii) an adjusted LIBOR rate (the rate (as adjusted for statutory reserve requirements for eurocurrency liabilities) for Eurodollar deposits for a period of one, two, three or six months (as selected by the Company) (the “Eurodollar Rate Loans”)), in each case plus the applicable margin. The “applicable margin” is (i) with respect to Base Rate Loans, 3.50% per annum and (ii) with respect to Eurodollar Rate Loans, 4.50% per annum; provided, that in no event will the applicable interest rate on the senior secured credit facilities be less than 7.50%. Interest is payable quarterly for Base Rate Loans and at the end of the relevant interest period (or quarterly in certain cases) for all Eurodollar Loans. The default rate under the senior secured credit facilities is equal to the base rate plus 2%. At September 30, 2002, the interest rate on borrowings under the senior secured credit facilities was 7.50%.

     The senior secured credit facilities require the Company to pay a commitment fee calculated at a rate equal to 1% per annum on the average daily unused portion of the revolving credit facility and an annual administrative fee of $125,000.

     Obligations under the senior secured credit facilities are secured by a first priority security interest in substantially all of the assets of the Company and the assets of its domestic subsidiaries and by a pledge of 100% of the shares of domestic subsidiaries and 65% of the shares of direct foreign subsidiaries. The domestic subsidiaries have unconditionally guaranteed the Company’s obligations under the senior secured credit facilities.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

     On September 30, 2002, the Company made an excess free cash flow repayment of $30 million based upon 75% of the Company’s free cash flow for the period ended September 30, 2002.

     In addition to customary affirmative covenants, the senior secured credit facilities require the Company to enter into interest-rate hedging agreements to the extent necessary for 50% of the total outstanding consolidated indebtedness to be at a fixed rate. The senior secured credit facilities include negative covenants that, among other things, restrict the Company’s and its subsidiaries’ ability to: incur additional indebtedness (including guarantees of certain obligations); engage in mergers, consolidations, liquidations and dissolutions; sell assets; enter into capital leases; pay dividends or make other payments in respect of capital stock; make acquisitions; make investments, loans and advances; make payments with respect to or modify subordinated debt instruments; and enter into agreements with negative pledge clauses or clauses restricting subsidiary distributions.

     The senior secured credit facilities also contain minimum interest coverage and fixed charge coverage ratios and maximum senior secured and total leverage ratios. The senior secured credit facilities also contain a restriction on the amount of capital expenditures.

     As of September 30, 2002, annual principal repayments required under the $105 million term loan, (excluding any future excess free cash flow amounts), by fiscal year, are as follows (in thousands):

2003	$6,460
2004	7,383
2005	7,383
2006	37,838
2007	11,998

$71,062

Senior Subordinated Notes

     The Company issued $150 million in aggregate principal amount of 11.50% senior subordinated notes on December 20, 2001 to fund a portion of the consideration for the IPC Acquisition. Under the terms of the indenture governing the senior subordinated notes, the Company may, subject to certain restrictions, issue additional notes up to a maximum aggregate principal amount of $250 million. The senior subordinated notes mature on December 15, 2009. The senior subordinated notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior debt, including the senior secured credit facilities, are pari passu in right of payment with any future senior subordinated indebtedness of the Company, and are unconditionally guaranteed by certain of the Company’s domestic restricted subsidiaries.

     Interest on the senior subordinated notes accrue at the rate of 11.50% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2002. Pursuant to a registration rights agreement entered into at the time the senior subordinated notes were issued, on June 21, 2002 the Company completed an exchange offer registered under the Securities Act of 1933, as amended, in which 100% of the outstanding senior subordinated notes were exchanged for a different series of senior subordinated notes having substantially identical terms.

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

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

9. Deferred Compensation and Other Benefit Plans

Deferred Compensation

     The Company has deferred compensation agreements with certain past key officers and employees. Amounts to be paid range from $6,250 to $75,000 per individual per annum and are non-interest-bearing, with the payments commencing on specified dates. Payments began in 1992 and continue through 2019. The gross and discounted present value (using an interest rate of 7.5%), net of cash payments, of the amounts to be paid under these agreements aggregated $5.6 million and $3.8 million, respectively, at September 30, 2002.

     Approximate payments for subsequent fiscal periods related to the deferred compensation agreements at September 30, 2002, are as follows (in thousands):

Fiscal year ending September 30,:
2003	$633
2004	467
2005	503
2006	521
2007	490
Thereafter	2,989

Total minimum payments	5,603
Less amount representing interest	(1,851)

Present value of minimum payments	$3,752

Pension Plans

     The Company offers its qualified U.S. employees the opportunity to participate in a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 50% of their annual compensation, subject to certain limitations ($11,000 for the year ended December 31, 2002). The Company’s matching contributions is subject to the discretion of the board of directors. IPC UK, IPC Singapore, IPC Hong Kong and IPC Australia have defined contribution plans covering their employees. Employee contributions are limited by statute, generally not to exceed 17.5% (UK), 16.0% (Singapore), 10.0% (Hong Kong) and 9.0% (Australia) of base salary. The Company’s contributions to these plans, net of forfeitures, for the periods October 1, 1999 to June 14, 2000, June 15, 2000 to September 30, 2000, fiscal year ended September 30, 2001, October 1, 2001 to December 20, 2001, and November 15, 2001 to September 30, 2002, were $0.1 million, $0.1 million, $0.3 million, $0.1 million and $0.5 million, respectively.

     The Company paid to Kleinknecht Electric Company —New York (“KEC-NY”) and Kleinknecht Electric Company —New Jersey (“KEC-NJ”), both former affiliated companies owned by one of the Company’s minority stockholders, in accordance with labor pooling agreements, approximately $5.6 million, $2.0 million, $8.9 million, $1.9 million and $5.6 million, for the periods October 1, 1999 to June 14, 2000, June 15, 2000 to September 30, 2000, fiscal year ended September 30, 2001, October 1, 2001 to December 20, 2001, and November 15, 2001 to September 30, 2002, respectively. These payments represented pass-through contributions to various union sponsored pension plans.

Stock Option Plan

     In February 2002, the Company adopted the 2002 Stock Option Plan. The option plan provides for the grant of options to purchase shares of the Company’s common stock to selected employees, officers, consultants and directors. The purpose of the option plan is to provide an incentive to employees, officers, consultants and directors to devote their abilities and industry to the Company’s success. The maximum number of shares that may be made the subject of options granted under the option plan is 900,000. Through September 30, 2002, the Company had granted 769,550 stock options with an option price of $10 per share, which was the fair value of the Company’s common stock at such date. The Company accounts for these options pursuant to APB Opinion No. 25 “Accounting for Stock Options Issued to Employees.” Accordingly, no compensation expense was recognized for these grants.

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

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

the option. Options granted under the option plan are non-transferable and the shares acquired upon exercise of options are subject to certain transfer restrictions. The terms and conditions of each option are set forth in an option agreement.

     The option plan provides that the effect, if any, on an option upon a change in control or sale or the consummation of a merger, consolidation, or reorganization which results in certain of the Company’s current stockholders no longer owning any interests in the Company or any successor corporation will be set forth in the option agreement. Under the form option agreements that have been approved by the Company’s compensation committee for current use under the plan, upon a change in control, 50% of the unvested portion of each option will immediately become vested and exercisable. In the event an option holder’s employment is terminated by the Company for any reason other than cause or disability within one year following the change in control, the option will immediately become fully vested and exercisable and remain exercisable for 180 days. The form agreements also provide that in the event of a sale or the consummation of a merger, consolidation or reorganization which results in certain of the Company’s stockholders no longer having any ownership interest in the Company or any successor corporation, the option will become fully vested and exercisable.

     Stock option transactions for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 are as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at November 15, 2001	—	—
Granted	769,550	$10.00
Exercised	—	—
Cancelled	(18,525)	10.00

Outstanding at September 30, 2002	751,025	$10.00

     Of the total stock options outstanding, none were exercisable at September 30, 2002. The amount of additional options available to be granted pursuant to the option plan was 148,975 at September 30, 2002.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No.123 and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: weighted-average risk-free interest rate of 3.5% for the period ended September 30, 2002; no dividends; volatility factor of the expected market price of the Company’s common stock of 74.2% for the period ended September 30, 2002, and a weighted-average expected life of the options of 5 years for the period ended September 30, 2002.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options granted during the period from November 15, 2001 to September 30, 2002 is amortized to expense over the option vesting periods. The weighted-average grant date fair value of options granted during the period ended September 30, 2002 was $6.28. The Company’s pro forma net loss for the period ended September 30, 2002 would be $9.3 million. This amount may not necessarily be indicative of the pro forma effect of SFAS 123 for future periods in which options may be granted.

Key Employee Equity Investment Plan

     In February 2002, the Company adopted the Key Employee Equity Investment Plan. Under the plan, certain key employees, officers and directors may be given the opportunity to purchase shares of the Company’s common stock at its current fair market value. The plan is administered by the compensation committee of the Company’s board of directors, which determines the individuals who may participate in the plan, the number of shares offered to each participant and the terms and conditions of each offer. Up to 100,000 shares in the aggregate may be sold under the plan. The shares will be subject to certain transfer restrictions. Prior to the adoption of the Sarbanes-Oxley Act in July 2002, all participants were permitted to pay for up to two-thirds of the purchase price with a promissory note that is secured by the purchased shares. Since the adoption of the

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

Sarbanes-Oxley Act, certain participants may no longer be permitted to purchase shares under the plan with such promissory notes. Through September 30, 2002, 60,000 shares had been purchased under the plan by certain directors, officers and other key employees. Promissory notes received by the Company for shares purchased by directors, officers and other key employees of the Company prior to the adoption of the Sarbanes-Oxley Act totaled $0.4 million. The interest rate for the promissory notes received is equal to the applicable federal rate which is currently 3.18%. The promissory notes are due on the first of the three following events to occur, (1) the later of the fifth anniversary of the date the promissory note was issued or the 180th day immediately following an initial public offering of the Company’s stock, (2) the 30th day following termination of employment, or (3) the 180th day following death.

10. Restructuring Charge

     The Company continues to expect current market conditions to cause the Company’s customers to exercise caution with information technology and communications spending, which may cause decreased product sales and installation revenue in the 2003 fiscal year. Accordingly, the Company reduced its work force by approximately 8%, or 75 employees, in the fourth quarter of the 2002 fiscal year to reduce fixed costs in the 2003 fiscal year. The reduction in work force included 21 employees from the Company’s engineering staff, 35 employees from the Company’s operations staff and 19 employees from the Company’s corporate staff. The total amount of severance and other benefits charged to the selling, general and administrative category of the Company’s statement of operations in the fourth quarter of the 2002 fiscal year was $0.6 million. As of September 30, 2002, $0.5 million has been paid and $0.1 million remains accrued.

11. Foreign Currency Instruments

     As an international company, the Company is exposed to foreign currency risk. In order to minimize the risk caused by currency fluctuations, the Company entered into two foreign currency hedging contracts, commonly known as collars, in the third quarter of the 2002 fiscal year with notional amounts of £4 million and £6 million, or approximately $6.3 million and $9.4 million, respectively, assuming an exchange rate of £1 to $1.5715, and maturity dates of September 13, 2002 and September 18, 2002, respectively. The Company used these collars to minimize exchange rate risk when repatriating funds from its UK subsidiary. The Company repatriated these funds in September 2002 in connection with its required bank debt repayments. The currency hedged was the British Pound. Under Statement of Financial Accounting Standards No.133, “Accounting for Derivative Instruments and Hedging Activities”, the Company is required to recognize all derivatives as either assets or liabilities in the consolidated statement of financial position and measure those instruments at fair value. As of September 30, 2002, the Company recognized a loss of $0.3 million as a component of other income and expense in the consolidated statement of operations in connection with the settlement of these collars. As of September 30, 2002, there was no foreign currency hedging instruments or other derivatives outstanding.

12. Commitments and Contingencies

Operating Leases

     The Company, through its subsidiaries, has entered into various operating leases for real estate, equipment, automobiles and telecommunications lines and circuits.

     Rental expenses under operating leases were $2.5 million, $0.8 million, $3.9 million, $1.0 million and $4.3 million for the periods October 1, 1999 to June 14, 2000, June 15, 2000 to September 30, 2000, fiscal year ended September 30, 2001, October 1, 2001 to December 20, 2001 and November 15, 2001 to September 30, 2002, respectively.

     Future minimum annual rental payments required under noncancellable operating leases at September 30, 2002 are as follows (in thousands):

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

2003	$5,072
2004	4,526
2005	3,524
2006	3,166
2007	3,136
Thereafter	8,002

$27,426

Legal Proceedings

     Except as described below, the Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

     On June 27, 2000, an action was brought against several defendants, including IPC Communications, Inc., in the United States District Court for the Southern District of New York by two telecommunications cabling contractors alleging that IPC Communications, Inc. violated federal antitrust and New York state law by conspiring with the International Brotherhood of Electrical Workers Local Union Number 3, AFL-CIO, and five electrical contractors, to exclude plaintiffs from telecommunications wiring and systems installation jobs in the New York City metropolitan area. Subsequently, the complaint was amended to add an additional plaintiff and an additional defendant contractor. The Company believes the suit is without merit. However, there can be no assurance that the resolution of this lawsuit will ultimately be favorable. Plaintiffs are seeking injunctive relief and damages from the defendants, jointly and severally, in excess of an aggregate of $75 million.

13. Related Party Transactions

Services

     Through December 20, 2001, Global Crossing and IPC performed various services and provided certain equipment for each other. Services and/or equipment provided by Global Crossing were billed to IPC and settled through a periodic cash transfer to Global Crossing. Revenue related to services provided by IPC to Global Crossing amounted to $2.2 million, $1.1 million, $2.9 million, $0.4 million, for the periods October 1, 1999 to June 14, 2000, June 15, 2000 to September 30, 2000, fiscal year ended September 30, 2001, and October 1, 2001 to December 20, 2001, respectively.

     Through December 20, 2001, Global Crossing allocated certain shared costs to IPC for items such as human resources, information technology, legal and communication that amounted to $2.7 million and $0.5 million, for the fiscal year ended September 30, 2001 and the period from October 1, 2001 to December 20, 2001, respectively. Additionally, Global Crossing allocated a corporate charge to IPC of $1.9 million and $6.9 million for the fiscal year ended September 30, 2001 and the period from October 1, 2001 to December 20, 2001, which represented the allocation for fiscal year 2000 and 2001. IPC allocated charges to Global Crossing for shared real estate locations that amounted to $1.0 million for the period October 1, 2001 to December 20, 2001. Management believes that the costs allocated to IPC are reasonable.

     The Company provides certain services to Goldman, Sachs & Co., an affiliate of GSCP 2000. GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. own substantially all of the Company’s common stock. Services provided by the Company are billed to Goldman Sachs and settled through the collection of trade receivables. Revenue related to these services amounted to $2.9 million and $4.4 million for the periods October 1, 2001 to December 20, 2001 and November 15, 2001 to September 30, 2002, respectively. At December 31, 2001 and September 30, 2002, the Company has recorded on its consolidated balance sheet $2.4 million and $1.1 million of trade receivables and $0.7 million and $2.7 million of customer advances, respectively, related to maintenance services provided to Goldman Sachs.

     The Company provides installation projects and maintenance services on turrets to Goldman, Sachs & Co. The Company was paid $0.1 million for the period from November 15, 2001 to September 30, 2002 by Goldman, Sachs & Co. for these projects and services.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

     Goldman Sachs and its related investment funds provided advisory and other services to GSCP 2000 and the Company in connection with sourcing, structuring and arranging of the IPC Acquisition and received fees of $8.0 million for those services. Goldman Sachs also acted as an initial purchaser in the offering of the outstanding senior subordinated notes and an affiliate of Goldman Sachs acted as the arranger and syndication agent under the Company’s senior secured credit facilities. In connection with these transactions, Goldman Sachs and its affiliates received aggregate fees of approximately $9.3 million.

Agreements

     As of September 30, 2002, approximately 350 of the Company’s staff in the United States are represented by collective bargaining units, including approximately 310 workers who are retained under labor pooling agreements that the Company has entered into with KEC-NY and KEC-NJ, a company owned by one of our minority stockholders. Under these agreements, KEC-NY and KEC-NJ are signatories to collective bargaining agreements with the union locals that represent these employees. In addition, pursuant to these agreements, KEC-NY and KEC-NJ are responsible for paying the employees, remitting payroll taxes and making any required contributions to any union benefit plans covering the employees. The Company reimburses KEC-NJ and KEC-NY for these expenses, pays them a total fee of $50,000 per month and has agreed to indemnify them for liabilities related to the Company’s employees. The Company has a standby letter of credit in place in favor of KEC-NY and KEC-NJ in the amount of $1.5 million for labor compensation and benefits related to these employees. The agreements also require the Company to indemnify the shareholders of KEC-NY and KEC-NJ for losses, up to $5 million, the Company causes relating to the union pension plan in which the Company’s employees covered by these agreements participate.

14. Income Taxes

     Pretax income (loss) consisted of the following (in thousands):

	Predecessors

	Period from				Period from
	October 1, 1999 to	Period from		Period from	November 15, 2001
	June 14,	June 15, 2000 to	Fiscal Year Ended	October 1, 2001 to	to September 30,
(in thousands)	2000	September 30, 2000	September 30, 2001	December 20, 2001	2002

United States	$5,086	$(16,735)	$(24,725)	$(16,230)	$(22,080)
Foreign	5,300	4,800	16,300	4,884	10,594

Total pretax income (loss)	$10,386	$(11,935)	$(8,425)	$(11,346)	$(11,486)

The provision (benefit) for income taxes consisted of the following (in thousands):

	Predecessors

	Period from				Period from
	October 1, 1999 to	Period from		Period from	November 15, 2001
	June 14,	June 15, 2000 to	Fiscal Year Ended	October 1, 2001 to	to September 30,
(in thousands)	2000	September 30, 2000	September 30, 2001	December 20, 2001	2002

Current:
State and local	$652	$1,903	$2,582	$747	$490
Foreign	2,091	1,709	5,835	1,344	4,394
Federal	2,306	6,738	9,137	2,352	—

	5,049	10,350	17,554	4,443	4,884

Deferred:
State	(202)	(2,849)	(2,897)	(1,050)	(930)
Foreign	—	—	—	—	(452)
Federal	(713)	(10,083)	(10,251)	(3,711)	(5,788)

	(915)	(12,932)	(13,148)	(4,761)	(7,170)

Total tax provision (benefit)	$4,134	$(2,582)	$4,406	$(318)	$(2,286)

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

The components of net deferred tax assets (liabilities) are as follows (in thousands):

	Predecessor

	September 30, 2001			December 31, 2001			September 30, 2002

	US	Foreign	Total	US	Foreign	Total	US	Foreign	Total

Deferred tax assets:
Excess book over tax depreciation	$682	$—	$682	$—	$—	$—	$607	$—	$607
Amortization of intangibles	443	—	443	—	—	—	—	—	—
Inventory and receivables	2,225	—	2,225	4,520	—	4,520	1,962	—	1,962
Accrued expenses and deferred compensation	2,533	369	2,902	2,937	—	2,937	2,101	—	2,101
Net operating loss carryforwards	—	—	—	1,558	—	1,558	8,895	—	8,895

Total	5,883	369	6,252	9,015	—	9,015	13,565	—	13,565
Less valuation allowance	—	—	—	—	—	—	—	—	—

Total deferred tax assets	5,883	369	6,252	9,015	—	9,015	13,565	—	13,565

Deferred tax liabilities:
Intangible assets	(62,806)	—	(62,806)	(75)	—	(75)	(701)	—	(701)
Acquisition tax liabilities	—	—	—	(6,547)	—	(6,547)	(6,547)	—	(6,547)
Unremitted earnings of foreign entities	—	—	—	—	—	—	(706)	—	(706)
Excess tax over book depreciation	—	(125)	(125)	(80)	—	(80)	—	—	—
Excess book over tax basis in foreign subsidiaries	—	—	—	—	(13,497)	(13,497)	—	(12,801)	(12,801)

Net deferred tax liabilities	$(56,923)	$244	$(56,679)	$2,313	$(13,497)	$(11,184)	$5,611	$(12,801)	$(7,190)

     The current income tax provision (benefit) and deferred tax asset (liability) were computed using the separate return method. Foreign earnings are assumed to be repatriated to the United States.

     IPC was included in the Global Crossing consolidated return for federal income tax purposes for the period ended December 20, 2001. Federal law provides that each member of an affiliated group that files a consolidated return is liable for the group’s entire tax obligation. Thus, to the extent Global Crossing or other members of the group failed to make any federal income tax payments required of them by law for 2001, the Company could be liable for the shortfall. Similar principles may apply for state income tax purposes in many states. Global Crossing has advised the Company that it does not believe that it had federal income tax liability for 2001. The Company cannot independently verify this information and can give no assurance that this information is correct. If Global Crossing’s federal income tax liabilities are significant and are imposed on IPC, these liabilities could have a material adverse effect on the Company’s financial condition and results of operations.

     Based on the separate return tax computation for IPC, the current federal tax liability for the period ended December 20, 2001 was treated as an intercompany liability to an affiliate included in Global Crossing’s consolidated federal tax return. For tax years ending prior to December 20, 2001, IPC filed a separate federal tax return with its affiliates and subsidiaries.

     A reconciliation between the statutory U.S. federal income tax rate and the effective tax rate is as follows:

	Predecessors

	Period from				Period from
	October 1, 1999 to	Period from		Period from	November 15, 2001
	June 14,	June 15, 2000 to	Fiscal Year Ended	October 1, 2001 to	to September 30,
(in thousands)	2000	September 30, 2000	September 30, 2001	December 20, 2001	2002

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of Federal benefit	2.8%	5.2%	2.5%	(4.3)%	5.3%
Incremental foreign tax effect	4.5%	(0.7)%	(0.8)%	(5.7)%	(9.3)%
Goodwill amortization	—	(22.1)%	(86.5)%	(27.7)%	—
Other, net	(2.5)%	4.2%	(2.5)%	5.5%	(11.1)%

	39.8%	21.6%	(52.3)%	2.8%	19.9%

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

     At September 30, 2002, for U.S. Federal income tax purposes, the Company has NOL carryforwards of approximately $22.2 million. For U.S. Federal income tax purposes, NOL carryforwards expire through 2022. NOL amounts, carryforward years, and rules of the use vary greatly for state income tax purposes.

     IPC has received notices of taxes due from various jurisdictions related to Federal and state payroll taxes, state income taxes, state sales taxes, VAT, and income taxes in several foreign countries. These notices are for periods prior to the IPC Acquisition. Under the purchase agreement, Global Crossing is responsible for payment of these taxes. Since Global Crossing is now under bankruptcy protection, the bankruptcy court must approve any such tax payments by Global Crossing for periods prior to the commencement of Global Crossing’s bankruptcy case. If the bankruptcy court does not approve Global Crossing’s payment of all amounts that are due with respect to these taxes, these jurisdictions may proceed against IPC for these amounts. If the purchase agreement is rejected, Global Crossing may avoid its obligations to pay the taxes and to indemnify the Company for payment of the taxes. Currently, the aggregate amount of taxes for which IPC has received notices is approximately $5.2 million and is accrued in the Company’s consolidated balance sheet at September 30, 2002. The ultimate settlement of these liabilities may be for amounts which are different from the amounts presently recorded.

     Additionally, certain tax returns for periods prior to and including the IPC Acquisition are not yet due and still must be filed by Global Crossing pursuant to the purchase agreement. Global Crossing has informed the Company that as a result of its rejection of the purchase agreement, it may not include IPC Information Systems and its subsidiaries in such tax returns. In the Company's objection to Global Crossing's rejection of the purchase agreement, the Company has requested the bankruptcy court to uphold the purchase agreement and, in any event, to order Global Crossing to include IPC Information Systems and its subsidiaries in such tax returns even if the rejection of the purchase agreement is permitted. It is possible, however, that the Court will not grant the Company's request. The Company believes that Global Crossing is contractually required to include IPC Information Systems and its subsidiaries in such tax returns, and further believes that Global Crossing does not have any legal basis to exclude IPC Information Systems and its subsidiaries from these tax returns. If, however, Global Crossing does not include IPC Information Systems and its subsidiaries in such tax returns and IPC Information Systems and its subsidiaries are required to separately file these tax returns and pay any pre-IPC Acquisition tax liabilities, such liabilities, which the Company estimates to be in the range of $0 to $36 million, could have a material adverse effect on the Company's financial condition and results of operations, including requiring the Company to seek financing to pay any additional pre-IPC Acquisition tax liabilities.

15. Business Segment Information

     The Company’s operations include the Trading Systems and Information Transport Systems, or I.T.S. divisions. Trading Systems reports sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installations.” It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as “Service.” I.T.S. reports revenue from the design, integration and implementation of cabling infrastructure projects including local and wide area networks, and from the sales of network products, such as hubs, bridges and routers as “Product sales and installations.” It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks, as “Service.” The Company evaluates performance based on direct margin and income from operations.

	Predecessor

	Trading Systems	I.T.S.	Consolidated

	(in thousands)
Period from October 1, 1999 to June 14, 2000
Revenue:
Product sales and installations	$82,286	$26,202	$108,488
Service	55,323	10,698	66,021

Total revenue	$137,609	$36,900	$174,509
Direct margin	90,722	7,696	98,418
Income from operations	25,196	1,350	26,546
Depreciation and amortization	6,815	268	7,083
Interest expense, net	(16,142)	—	(16,142)
Income tax provision	4,134	—	4,134
Goodwill, net	$13,099	—	$13,099
Total assets	$272,707	$25,623	$298,330
Capital expenditures	$2,692	$69	$2,761

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

	Predecessor

	Trading Systems	I.T.S.	Consolidated

	(in thousands)
Period from June 15, 2000 to September 30, 2000
Revenue:
Product sales and installations	$58,939	$14,055	$72,994
Service	25,227	5,479	30,706

Total revenue	$84,166	$19,534	$103,700
Direct margin	23,162	2,607	25,769
Income (loss) from operations	(6,349)	70	(6,279)
Depreciation and amortization	13,851	152	14,003
Interest expense, net	(5,686)	—	(5,686)
Income tax benefit	(2,582)	—	(2,582)
Goodwill, net	$206,150	—	$206,150
Total assets	$507,515	$23,845	$531,360
Capital expenditures	$1,004	$49	$1,053

	Predecessor

	Trading Systems	I.T.S.	Consolidated

	(in thousands)
Fiscal Year Ended September 30, 2001
Revenue:
Product sales and installations	$138,165	$43,102	$181,267
Service	82,851	15,579	98,430

Total revenue	$221,016	$58,681	$279,697
Direct margin	129,746	12,508	142,254
Income from operations	12,700	4,718	17,418
Depreciation and amortization	48,370	265	48,635
Interest expense, net	(27,871)	—	(27,871)
Income tax provision	4,406	—	4,406
Goodwill, net	$185,033	—	$185,033
Total assets	$459,066	$30,045	$489,111
Capital expenditures	$8,982	$388	$9,370

	Predecessor

	Trading Systems	I.T.S.	Consolidated

	(in thousands)
Period from October 1, 2001 to December 20, 2001
Revenue:
Product sales and installations	$27,444	$8,247	$35,691
Service	18,795	4,294	23,089

Total revenue	$46,239	$12,541	$58,780
Direct margin	28,690	2,734	31,424
Income (loss) from operations	(6,498)	1,090	(5,408)
Depreciation and amortization	10,729	8	10,737
Interest expense, net	(5,987)	—	(5,987)
Income tax benefit	(318)	—	(318)
Goodwill, net	$180,328	—	$180,328
Total assets	$350,787	$29,179	$379,966
Capital expenditures	$1,897	$5	$1,902

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

	Trading Systems	I.T.S.	Consolidated

	(in thousands)
Period from November 15, 2001 to September 30, 2002
Revenue:
Product sales and installations	$127,246	$29,257	$156,503
Service	66,909	9,372	76,281

Total revenue	$194,155	$38,629	$232,784
Direct margin	84,215	5,717	89,932
Income (loss) from operations	10,475	(82)	10,393
Depreciation and amortization	14,760	305	15,065
Interest expense, net	(21,533)	—	(21,533)
Income tax benefit	(2,286)	—	(2,286)
Goodwill, net	$71,308	$971	$72,279
Total assets	$415,395	$14,837	$430,232
Capital expenditures	$6,480	$26	$6,506

Information about the Company’s operations by geographic location is as follows:

	Predecessors

	Period from				Period from
	October 1, 1999 to	Period from		Period from	November 15, 2001
	June 14,	June 15, 2000 to	Fiscal Year Ended	October 1, 2001 to	to September 30,
(in thousands)	2000	September 30, 2000	September 30, 2001	December 20, 2001	2002

Revenues:
Americas	$131,266	$63,924	$213,081	$44,939	$169,069
Europe	37,443	24,237	47,817	10,424	48,928
Asia Pacific	5,800	15,539	18,799	3,417	14,787

	$174,509	$103,700	$279,697	$58,780	$232,784

Long-lived assets:
Americas	$32,206	$318,019	$287,192	$275,816	$227,265
Europe	6,252	66,779	58,563	57,197	54,375
Asia Pacific	214	13,341	13,147	16,214	20,775

	$38,672	$398,139	$358,902	$349,227	$302,415

     Included in the Europe and Asia Pacific revenues are U.S. export sales to unaffiliated customers of $2.0 million and $6.7 million for the period October 1, 1999 to June 14, 2000, $1.2 million and $14.5 million for the period June 15, 2000 to September 30, 2000, $2.0 million and $12.6 million for the fiscal year ended September 30, 2001, $1.1 million and $0.3 million for the period October 1, 2001 to December 20, 2001, and $1.1 million and $5.3 million, for the period November 15, 2001 to September 30, 2002, respectively.

     Transfers from the United States to Europe and Asia Pacific, eliminated in consolidation, were $19.5 million and $0.9 million for the period October 1, 1999 to June 14, 2000, $5.4 million and $1.6 million for the period June 15, 2000 to September 30, 2000, $17.8 million and $4.0 million for the fiscal year ended September 30, 2001, $5.6 million and $1.1 million for the period October 1, 2001 to December 20, 2001, and $14.1 million and $5.4 million for the period November 15, 2001 to September 30, 2002.

     The Company performs periodic credit evaluations of its customers’ financial condition and although the Company does not generally require collateral, it does require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal. Credit losses have consistently been within management’s expectations and are provided for in the consolidated financial statements.

     For the periods October 1, 1999 to June 14, 2000, June 15, 2000 to September 30, 2000, fiscal year ended September 30, 2001, October 1, 2001 to December 20, 2001 and from November 15, 2001 to September 30, 2002, no single customer accounted for 10% or more of total revenues.

     As of September 30, 2002, the Company’s operations employed approximately 630 persons on a full-time or full-time equivalent basis, 40 of which are covered under collective bargaining agreements. Additionally, the Company subcontracts approximately 350 employees covered under collective bargaining agreements.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

16. Guarantor Subsidiaries’ Financial Information

     Certain of the Company’s domestic restricted subsidiaries guarantee the senior secured credit facilities and the senior subordinated notes. Information regarding the guarantors is as follows (in thousands):

Condensed Combining Statement of Operations
For the Period October 1, 1999 to June 14, 2000

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined

Revenue	$157,630	$39,379	$(22,500)	$174,509
Cost of goods sold	93,715	27,024	(18,193)	102,546

Gross profit	63,915	12,355	(4,307)	71,963
Other operating expenses	37,435	7,982	—	45,417

Income (loss) from operations	26,480	4,373	(4,307)	26,546
Interest expense and other, net	(16,410)	250	—	(16,160)
Income tax provision	2,618	1,516	—	4,134

Net income (loss)	$7,452	$3,107	$(4,307)	$6,252

Condensed Combining Statement of Cash Flows
For the Period October 1, 1999 to June 14, 2000

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined

Net cash provided by operating activities	$45,714	$5,349	$—	$51,063
Capital expenditures	(2,661)	(100)	—	(2,761)

Net cash used in investing activities	(2,661)	(100)	—	(2,761)
Repayments of intercompany borrowings	(57,144)	(6,035)	—	(63,179)
Borrowings under revolving credit facility	12,290	—	—	12,290
Proceeds from exercise of stock options	4,224	—	—	4,224
Principal payments on capital leases	(331)	—	—	(331)

Net cash used in financing activities	(40,961)	(6,035)	—	(46,996)
Effect of exchange rate changes on cash	(2,462)	—	—	(2,462)

Net decrease in cash	(370)	(786)	—	(1,156)
Cash at beginning of period	(138)	5,064	—	4,926

Cash at end of period	$(508)	$4,278	$—	$3,770

Condensed Combining Statement of Operations
For the Period June 15, 2000 to September 30, 2000

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined

Revenue	$85,618	$24,820	$(6,738)	$103,700
Cost of goods sold	63,712	25,106	(9,068)	79,750

Gross profit	21,906	(286)	2,330	23,950
Other operating expenses	26,646	3,583	—	30,229

Income (loss) from operations	(4,740)	(3,869)	2,330	(6,279)
Interest expense and other, net	(5,758)	102	—	(5,656)
Extraordinary loss on senior discount notes	(17,795)	—	—	(17,795)
Income tax provision (benefit)	(11,410)	1,559	—	(9,851)

Net income (loss)	$(16,883)	$(5,326)	$2,330	$(19,879)

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

Condensed Combining Statement of Cash Flows
For the Period June 15, 2000 to September 30, 2000

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined

Net cash provided by operating activities	$13,963	$4,981	$—	$18,944
Capital expenditures	(973)	(80)	—	(1,053)

Net cash used in investing activities	(973)	(80)	—	(1,053)
Proceeds from (repayments of) intercompany borrowings	79,359	(6,420)	—	72,939
Repayments under revolving credit facility	(45,712)	—	—	(45,712)
Principal payments on senior discount notes	(43,272)	—	—	(43,272)
Principal payments on capital leases	(304)	—	—	(304)

Net cash used in financing activities	(9,929)	(6,420)	—	(16,349)
Effect of exchange rate changes on cash	(2,160)	—	—	(2,160)

Net increase (decrease) in cash	901	(1,519)	—	(618)
Cash at beginning of period	(508)	4,278	—	3,770

Cash at end of period	$393	$2,759	$—	$3,152

Condensed Combining Balance Sheet at September 30, 2001

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined

Assets:
Cash	$(703)	$5,239	$—	$4,536
Accounts receivable, net	64,005	13,491	—	77,496
Inventories, net	41,991	8,254	(4,987)	45,258
Prepaid and other current assets	410	2,509	—	2,919
Due from affiliate	(13,977)	13,597	380	—

Total current assets	91,726	43,090	(4,607)	130,209
Property, plant and equipment, net	18,595	1,773	—	20,368
Goodwill and intangibles, net	265,467	72,196	—	337,663
Deferred financing costs	—	—	—	—
Other assets	722	149	—	871

Total assets	$376,510	$117,208	$(4,607)	$489,111

Liabilities and stockholders’ equity:
Accounts payable, accrued expenses and other current liabilities	$17,521	$9,167	$—	$26,688
Customer advances and deferred revenue	45,138	6,454	—	51,592
Due to affiliates	104,106	—	—	104,106

Total current liabilities	166,765	15,621	—	182,386
Other long-term liabilities	62,679	—	—	62,679

Total liabilities	229,444	15,621	—	245,065
Total stockholders’ equity	147,066	101,587	(4,607)	244,046

Total liabilities and stockholders’ equity	$376,510	$117,208	$(4,607)	$489,111

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

Condensed Combining Statement of Operations
For the Fiscal Year Ended September 30, 2001

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined

Revenue	$245,038	$58,679	$(24,020)	$279,697
Cost of goods sold	145,815	41,498	(22,712)	164,601

Gross profit	99,223	17,181	(1,308)	115,096
Other operating expenses	82,041	15,637	—	97,678

Income (loss) from operations	17,182	1,544	(1,308)	17,148
Interest expense and other, net	(26,236)	393	—	(25,843)
Income tax provision (benefit)	(175)	4,581	—	4,406

Net income (loss)	$(8,879)	$(2,644)	$(1,308)	$(12,831)

Condensed Combining Statement of Cash Flows
For the Fiscal Year Ended September 30, 2001

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined

Net cash provided by operating activities	$21,213	$12,093	$—	$33,306
Capital expenditures	(9,353)	(17)	—	(9,370)

Net cash used in investing activities	(9,353)	(17)	—	(9,370)
Repayments of intercompany borrowings	(13,590)	(9,596)	—	(23,186)
Principal payments on capital leases	(234)	—	—	(234)

Net cash used in financing activities	(13,824)	(9,596)	—	(23,420)
Effect of exchange rate changes on cash	868	—	—	868

Net increase (decrease) in cash	(1,096)	2,480	—	1,384
Cash at beginning of period	393	2,759	—	3,152

Cash at end of period	$(703)	$5,239	$—	$4,536

Condensed Combining Statement of Operations
For the Period October 1, 2001 to December 20, 2001

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined

Revenue	$52,098	$13,777	$(7,095)	$58,780
Cost of goods sold	30,610	9,226	(7,014)	32,822

Gross profit	21,488	4,551	(81)	25,958
Other operating expenses	28,427	2,939	—	31,366

Income (loss) from operations	(6,939)	1,612	(81)	(5,408)
Interest expense and other, net	(6,218)	280	—	(5,938)
Income tax provision (benefit)	639	(957)	—	(318)

Net income (loss)	$(13,796)	$2,849	$(81)	$(11,028)

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

Condensed Combining Statement of Cash Flows
For the Period October 1, 2001 to December 20, 2001

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined

Net cash provided by (used in) operating activities	$19,702	$(4,455)	$—	$15,247
Capital expenditures	(1,875)	(27)	—	(1,902)

Net cash used in investing activities	(1,875)	(27)	—	(1,902)
Proceeds from (repayments of) intercompany borrowings	(16,428)	1,294	—	(15,134)

Net cash (used in) provided by financing activities	(16,428)	1,294	—	(15,134)
Effect of exchange rate changes on cash	(1,076)	(920)	—	(1,996)

Net increase (decrease) in cash	323	(4,108)	—	(3,785)
Cash at beginning of period	(703)	5,239	—	4,536

Cash at end of period	$(380)	$1,131	$—	$751

Condensed Consolidating Balance Sheet at
December 31, 2001

	IPC	Guarantor	Non-Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash	$24,654	$549	$(157)	$—	$25,046
Restricted cash	20,800	—	—	—	20,800
Accounts receivable, net	—	44,663	22,141	—	66,804
Inventories, net	—	64,782	7,233	(4,205)	67,810
Prepaid and other current assets	—	828	2,004	—	2,832
Due from affiliate	—	34,169	(34,630)	461	—

Total current assets	45,454	144,991	(3,409)	(3,744)	183,292
Investment in subsidiaries	360,177	—	—	(360,177)	—
Property, plant and equipment, net	—	19,427	1,776	—	21,203
Goodwill and intangibles, net	—	224,679	68,232	—	292,911
Deferred financing costs, net	19,712	—	—	—	19,712
Other assets	—	663	(111)	—	552

Total assets	$425,343	$389,760	$66,488	$(363,921)	$517,670

Liabilities and stockholders’ equity:
Current portion of long-term debt	$5,250	$—	$—	$—	$5,250
Accounts payable, accrued expenses and other current liabilities	—	33,057	3,956	—	37,013
Customer advances and deferred revenue	—	45,003	6,957	—	51,960
Deferred purchase price obligation	20,800	—	—	—	20,800

Total current liabilities	26,050	78,060	10,913	—	115,023
Long-term debt	249,750	—	—	—	249,750
Other long-term liabilities	10,940	3,354	—	—	14,294

Total liabilities	286,740	81,414	10,913	—	379,067

Total stockholders’ equity	138,603	308,346	55,575	(363,921)	138,603

Total liabilities and stockholders’ equity	$425,343	$389,760	$66,488	$(363,921)	$517,670

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

Condensed Consolidating Balance Sheet at September 30, 2002

	IPC	Guarantor	Non-Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash	$6,123	$(1,610)	$20,781	$—	$25,294
Restricted cash	7,272	—	—	—	7,272
Accounts receivable, net	—	32,900	19,568	—	52,468
Inventories, net	—	20,089	5,518	(3,389)	22,218
Prepaid and other current assets	—	1,658	2,956	—	4,614
Due from affiliate	(20,023)	67,819	(47,796)	—	—

Total current assets	(6,628)	120,856	1,027	(3,389)	111,866
Investment in subsidiaries	369,106	—	—	(369,106)	—
Property, plant and equipment, net	—	18,988	2,016	—	21,004
Goodwill and intangibles, net	—	205,298	76,113	—	281,411
Deferred financing costs, net	15,116	—	—	—	15,116
Other assets	—	662	173	—	835

Total assets	$377,594	$345,804	$79,329	$(372,495)	$430,232

Liabilities and stockholders’ equity:
Current portion of long-term debt	$6,460	$—	$—	$—	$6,460
Accounts payable, accrued expenses and other current liabilities	5,072	15,196	10,830	—	31,098
Customer advances and deferred revenue	—	17,116	6,377	—	23,493
Deferred purchase price obligation	7,272	—	—	—	7,272

Total current liabilities	18,804	32,312	17,207	—	68,323
Long-term debt	214,602	—	—	—	214,602
Other long-term liabilities	7,190	3,119	—	—	10,309

Total liabilities	240,596	35,431	17,207	—	293,234

Total stockholders’ equity	136,998	310,373	62,122	(372,495)	136,998

Total liabilities and stockholders’ equity	$377,594	$345,804	$79,329	$(372,495)	$430,232

Condensed Consolidated Statement of Operations
For the Period November 15, 2001 to September 30, 2002

	IPC	Guarantor	Non-Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$193,365	$59,907	$(20,488)	$232,784
Cost of goods sold	—	143,770	39,611	(22,248)	161,133

Gross profit	—	49,595	20,296	1,760	71,651
Other operating expenses	—	50,354	10,904	—	61,258

Income (loss) from operations	—	(759)	9,392	1,760	10,393
Interest expense and other, net	(21,725)	157	(311)	—	(21,879)
Income tax provision (benefit)	—	(6,680)	4,394	—	(2,286)

Net income (loss)	$(21,725)	$6,078	$4,687	$1,760	$(9,200)

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

Condensed Consolidated Statement of Cash Flows
For the Period November 15, 2001 to September 30, 2002

	IPC	Guarantor	Non-Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$12,810	$(1,475)	$21,170	$—	$32,505
Capital expenditures	—	(5,043)	(1,463)	—	(6,506)
Acquisitions, net of cash acquired	(350,246)	3,806	(57)	751	(345,746)

Net cash used in investing activities	(350,246)	(1,237)	(1,520)	751	(352,252)
Proceeds from debt, net of issuance costs	237,580	—	—	—	237,580
Principal payments on term loan	(33,938)	—	—	—	(33,938)
Proceeds from equity issuances, net	139,917	—	—	—	139,917

Net cash (used in) provided by financing activities	343,559	—	—	—	343,559
Effect of exchange rate changes on cash	—	1,482	—	—	1,482

Net increase (decrease) in cash	6,123	(1,230)	19,650	751	25,294
Cash at beginning of period	—	(380)	1,131	(751)	—

Cash at end of period	$6,123	$(1,610)	$20,781	$—	$25,294

17. Quarterly Financial Information (Unaudited):

     The following table sets forth unaudited quarterly financial information for the fiscal years ended September 30, 2001 and 2002 (in thousands):

Predecessor:

	Quarter Ended

	December 31,	March 31,	June 30,	September 30,

Fiscal year ended September 30, 2001:
Revenue	$60,945	$72,778	$76,062	$69,912
Gross profit (excluding depreciation and amortization)	$16,644	$31,641	$36,006	$30,805
Net income (loss)	$(23,457)	$1,760	$5,136	$3,730

	Predecessor

	Period from	Period from	Quarter Ended
	October 1, 2001 to	November 15, 2001
	December 20, 2001	to December 31, 2001	March 31,	June 30,	September 30,

Fiscal year ended September 30, 2002:
Revenue	$58,780	$14,329	$78,205	$62,808	$77,442
Gross profit (excluding depreciation and amortization)	$25,958	$389	$17,635	$18,869	$34,758
Net income (loss)	$(11,028)	$(1,382)	$(5,310)	$(5,385)	$2,877

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Our directors and executive officers are as follows:

Name	Age	Present Position

Greg Kenepp	41	President and Director
Timothy Whelan	36	Chief Financial Officer
Michael Sheehan	50	Senior Vice President, Global Sales
Stefanie Sovak	40	Senior Vice President, Business Development and Product Management
Colin Knight	61	President, EMEA
Lee Cornwell	41	Managing Director, EMEA
Kevin Esposito	43	Senior Vice President, Finance
Gary Everett	49	Vice President, Engineering
Anthony Scimeca	40	Managing Director, Americas
Pete Simms	44	Vice President, Production Services and Solutions
Jack Daly	36	Director
Robert Gheewalla	35	Director
Joseph Gleberman	44	Chairman of the Board
Eric Schwartz	40	Director
Lance Boxer	48	Director

     Greg Kenepp has been our President and a Director of the Company since December 2001. From September 2001 to December 2001, Mr. Kenepp was President of IPC Information Systems, Inc. From July 2000 to September 2001, Mr. Kenepp was Senior Vice President of Global Crossing’s Financial Markets division, which included IPC Information Systems, Inc. and IXnet. From June 1995 to June 2000, Mr. Kenepp held a variety of positions at IPC Information Systems, Inc., serving most recently as Senior Vice President of Product Development. Prior to that, Mr. Kenepp held senior management positions at Integrated Network Corporation, a telecommunications company, and AT&T Bell Laboratories. He received a BS from Clarkson University and an MS from Stanford University.

     Timothy Whelan has been our Chief Financial Officer since December 2001. From January 2001 to December 2001, Mr. Whelan was the Sales and Marketing Chief Financial Officer of Global Crossing. From July 2000 to January 2001, Mr. Whelan was Divisional Chief Financial Officer of Global Crossing’s Financial Markets division. From December 1999 to June 2000, Mr. Whelan was Vice President, Finance and Chief Financial Officer of IPC Information Systems, Inc. and IXnet. Mr. Whelan was Vice President of IPC Information Systems, Inc. and IXnet from May 1999 to December 1999. Mr. Whelan is a certified public accountant and previously worked for Ernst &Young from 1992 to 1999. He previously spent four years as a U.S. Naval Officer.

     Michael Sheehan has been our Senior Vice President, Global Sales since December 2001. From December 2000 to December 2001, Mr. Sheehan was Senior Vice President, Global Sales of IPC Information Systems, Inc. Since September 1987, Mr. Sheehan had held a variety of positions at IPC Information Systems, Inc., serving most recently as Vice President of Sales, New York and Eastern Region. From September 1986 to September 1987, Mr. Sheehan was a Senior Director at Walsh Lowe, a financial industry consulting firm. Prior to that, he held a variety of global account positions at AT&T.

     Stefanie Sovak has been our Senior Vice President, Business Development and Product Management since December 2001. From June 2000 to December 2001, Ms. Sovak was Senior Vice President, Business Development and Product Management of IPC Information Systems, Inc. From August 1999 to June 2000, Ms. Sovak was the Vice President of Product Management for IPC Information Systems, Inc. and, from September 1996 to August 1999, she was Vice President of

Corporate Communications for IPC Information Systems, Inc. Ms. Sovak worked for Ascom Timeplex as Assistant Vice President of Marketing Communications from October 1993 to September 1996. Ms. Sovak received a BS from Georgetown University and has over 17 years of marketing and sales experience in the communications industry.

     Colin Knight has been our President, EMEA since October 2002. From August 2001 to October 2002, Mr. Knight was Vice President of Operations for mmO2 Ltd., a cellular and mobile data operator. From October 1987 to August 2001, Mr. Knight held a variety of positions at Syntegra, an affiliate of British Telecommunications that focuses on financial trading systems, serving most recently as its deputy managing director.

     Lee Cornwell has been our Managing Director, EMEA since December 2001. From March 2000 to December 2001, Mr. Cornwell was Vice President, Operations of the EMEA and Asia Regions of IPC Information Systems, Inc. Mr. Cornwell has held a variety of positions at IPC Information Systems, Inc. since joining the company as a project manager in March 1997. Prior to that, Mr. Cornwell was infrastructure manager at Deutsche Bank from March 1996 to March 1997 and project consultant at NatWest Markets from January 1994 to March 1996.

     Kevin Esposito has been our Senior Vice President, Finance since December 2001. From June 2000 to December 2001, Mr. Esposito was Vice President, Finance of IPC Information Systems, Inc. Mr. Esposito held a number of positions at Global Crossing, most recently serving as the Chief Accounting Officer and Financial Controller of IPC Information Systems, Inc. from January 1997 to June 2000. Mr. Esposito joined IPC Information Systems, Inc. in September 1986 from Consolidated Goldfield Ltd., where he served as staff accountant from March 1985 to September 1986. Prior to that, he served as a staff accountant for Pinkerton’s Inc., from February 1984 to March 1985. He received a BS in accounting in 1983.

     Gary Everett has been our Vice President, Engineering since December 2001. From April 1999 to December 2001, Mr. Everett was Vice President, Engineering of IPC Information Systems, Inc. Mr. Everett has held a variety of other engineering management positions at IPC Information Systems, Inc. since February 1988. Mr. Everett previously held engineering positions at Phillips Medical Systems and ITT.

     Anthony Scimeca has been our Managing Director of Americas since December 2001. From December 1999 to December 2001, Mr. Scimeca was Vice President and General Manager of the I.T.S. unit of IPC Information Systems, Inc. From October 1996 to December 1999, Mr. Scimeca was Vice President of Operations for the New York region of IPC Information Systems, Inc.

     Pete Simms has been our Vice President, Production Services and Solutions since December 2001. From April 2000 to December 2001, Mr. Simms was the Vice President, Production Services and Solutions of IPC Information Systems, Inc. Prior to that, Mr. Simms was the Manager of Planning—Distribution/Order Administration for IPC Information Systems, Inc. from January 1990 to March 2000. Mr. Simms holds an MBA from the University of New Haven and a BA magna cum laude from Western New England College.

     Jack Daly has been a Director of our Company since December 2001. Mr. Daly is a Vice President in the Principal Investment Area of Goldman, Sachs & Co., where he has worked since 2000. From 1998 to 2000, he was a member of the Investment Banking Division of Goldman, Sachs & Co. From 1991 to 1997, Mr. Daly was a Senior Instructor of Mechanical & Aerospace Engineering at Case Western Reserve University. He earned a BS and MS in Engineering from Case Western Reserve University and an MBA from the Wharton School of Business.

     Robert Gheewalla has been a Director of our Company since December 2001. Mr. Gheewalla is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co., where he has worked since 1994. He currently serves as a director for GT Group Telecom. He received a B.A. from Tufts University, an MSc from The London School of Economics while on a Fulbright Scholarship and an MBA from Harvard Business School.

     Joseph Gleberman has been Chairman of the Board since December 2001. Mr. Gleberman has been a Managing Director of Goldman, Sachs & Co. since 1996. From 1990 to 1996, Mr. Gleberman was a Partner of Goldman, Sachs & Co. Mr. Gleberman serves as a director of aaiPharma, Inc., BackWeb Technologies Ltd. and MCG Capital Corporation. He earned a BA in Engineering and an MA in Economics from Yale University and an MBA from Stanford University Graduate School of Business.

     Eric Schwartz has been a Director of our Company since December 2001. Mr. Schwartz has been a Managing Director of Goldman, Sachs & Co. since 1996 and is currently Co-Chief Operating Officer of the Equities Division of Goldman, Sachs & Co., a position he has held since May 2000. From 1994 to 1996, Mr. Schwartz was a Partner of Goldman, Sachs & Co. From 1998 to May 2000, he was responsible for derivatives, convertibles, and Global Securities Services and, from 1991 to 1998, he worked in Equity Capital Markets. Mr. Schwartz earned a BSE from the University of Pennsylvania and an MBA from the Wharton School of Business.

     Lance Boxer has been a Director of our Company since February 2002. Since October 2001, Mr. Boxer has been the President and Chief Executive Officer of Sphera Optical Network, Inc., a company which filed a petition for relief under Chapter 11 of Title 11 of the United States Code in February 2002. From July 2000 to June 2001, Mr. Boxer was President and Chief Executive Officer of XOSoft. From October 1998 to June 2000, Mr. Boxer held a variety of positions at Lucent Technologies, serving most recently as President of Lucent’s Communications Software Group. Prior to that, Mr. Boxer held a variety of positions at MCI, serving most recently as Chief Information Officer from September 1995 to October 1998. He received a BS and an MBA from New York University.

Board of Directors

     Our board of directors currently consists of six directors.

Committees of the Board of Directors

     Our board of directors has two committees: an audit committee and a compensation committee. The audit committee recommends the annual appointment of auditors with whom the audit committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. The current members of the audit committee are Jack Daly, Robert Gheewalla and Lance Boxer. The compensation committee reviews and approves the compensation and benefits for our employees, directors and consultants, administers our employee benefit plans, authorizes and ratifies stock option grants and other incentive arrangements and authorizes employment and related agreements. The current members of the compensation committee are Greg Kenepp, Joseph Gleberman and Eric Schwartz.

Compensation of Directors

     Directors who are also our employees or employees of our principal stockholders will receive no additional compensation for their services as directors. Currently, we have one director, Lance Boxer, who is not employed by us or our principal stockholders. As compensation for his services as a director, Mr. Boxer receives $1,000 per meeting and has been granted, subject to specified conditions, a stock option for 5,000 shares of our common stock pursuant to our 2002 Stock Option Plan. In addition, Mr. Boxer participated in our equity investment plan.

Indemnification of Directors and Officers

     As permitted by Delaware law, our certificate of incorporation provides that no director will be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability:

•	for any breach of duty of loyalty to us or to our stockholders;

•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•	for unlawful payment of dividends or unlawful stock repurchases or redemptions under Section 174 of the Delaware General Corporation Law; or

•	for any transaction from which the director derived an improper personal benefit.

Our certificate of incorporation also provides that if Delaware law is amended to permit further elimination or limitation of the personal liability of directors, then the liability of a director of our Company will be eliminated or limited to the fullest extent permitted by Delaware law.

     In addition, our amended and restated bylaws provide that:

•	we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law, subject to specified exceptions;

•	we may indemnify our other employees and agents to the extent that we indemnify our officers and directors, unless otherwise prohibited by law, our certificate of incorporation, our bylaws or other agreements;

•	we may be required to advance expenses to our directors and executive officers as incurred in connection with legal proceedings against them for which they may be indemnified; and

•	the rights conferred in the bylaws are not exclusive.

     We have purchased insurance on behalf of our directors and officers against various liabilities that may be asserted against, or incurred by, such persons in their capacities as directors or officers of our Company, or that may arise out of their status as directors or officers of our Company.

Employee Agreements

     IPC Information Systems, Inc. was a party to nearly identical change in control agreements with 18 executives, including each named executive officer. However, in April 2002, in connection with the grant of nonqualified stock options under our 2002 Stock Option Plan, 16 of the 18 executives who entered into change in control agreements, including each named executive officer, entered into a change in control waiver agreement. Under the change in control waiver agreement, the executive waived any rights the executive may have had under the change in control agreement in return for the stock option grant. In addition, if the executive is terminated by us prior to December 20, 2002 without cause or the executive quits with good reason, then the executive is entitled to (i) six months of continuation of salary, (ii) six months of continuation of health and life insurance benefits, and (iii) a lump-sum cash payment equal to 50% of the executive’s target bonus for the 2000 fiscal year or the year in which the termination occurs, whichever is higher.

     The two executives who did not enter into change in control waiver agreements are no longer with us. These former executives are seeking payments under the original change in control agreements. While we do not believe that these former executives are entitled to any such payments, it is possible that a contrary position could prevail.

Item 11. Executive Compensation

     The following table provides summary information concerning all compensation earned by our President and each of our other four most highly compensated executive officers for the fiscal year ended September 30, 2002 paid by IPC Information Systems, Inc. and its affiliates:

SUMMARY COMPENSATION TABLE

			Long-Term
			Compensation Awards
	Annual Compensation
			Securities	All Other
Name and Principal Position	Salary	Bonus (1)	Underlying Options	Compensation (2)

Greg Kenepp	$275,000	$175,000	105,000	—
President
Timothy Whelan	$225,000	$140,000	56,250	—
Chief Financial Officer
Stefanie Sovak	$190,000	$140,000	52,500	—
Senior Vice President, Business Development and Product Management
Anthony Scimeca	$190,000	$70,000	27,000	$13,323
Managing Director, Americas
Michael Sheehan	$180,000	$170,000	52,500	$24,188
Senior Vice President, Global Sales

(1)	Bonus amounts are a combination of amounts paid by us in connection with 2001 performance and the acquisition of IPC Information Systems, Inc. and are reflected in our statement of operations for the period October 1, 2001 to December 20, 2001, as well as amounts paid by Global Crossing upon completion of the acquisition of IPC Information Systems, Inc.

(2)	Includes commission payments received during fiscal year 2002.

OPTION GRANTS IN THE LAST COMPLETED FISCAL YEAR

				Potential Realizable Value at
				Assumed Annual Rates of Stock
	Individual Grants			Price Appreciation for Option Term

	Number of
	Securities
	Underlying Options	Exercise Price
Name	Granted	($/Share)	Expiration Date (1)	Gain at 5% (2)	Gain at 10% (2)

Greg Kenepp	105,000	$10.00	4/5/12	$661,500	$1,669,500
Timothy Whelan	56,250	$10.00	4/5/12	$354,375	$894,375
Stefanie Sovak	52,500	$10.00	4/5/12	$330,750	$834,750
Michael Sheehan	52,500	$10.00	4/5/12	$330,750	$834,750
Anthony Scimeca	27,000	$10.00	4/5/12	$170,100	$429,300

(1)  The expiration dates set forth in this column represent the latest dates on which the options could be exercised by the option holder if such option holder remained employed by us.

(2)  The dollar amounts set forth in these columns are based on assumed annual rates of stock appreciation from the market price at the date of grant of 5% and 10% (compounded annually) over the full term of the grant. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC, and do not represent our estimates or projection of the future appreciation of the value of our common stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

For each named executive officer, as of September 30, 2002, the following table provides:

•	the total number of shares of our common stock received upon the exercise of options during the fiscal year ending September 30, 2002;

•	the value realized upon such exercises; and

•	the total number of shares of our common stock underlying stock options held by the named executive officers (exercisable and unexercisable) as of September 30, 2002.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year End		Fiscal Year End (1)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Greg Kenepp	—	—	—	105,000	—	—
Timothy Whelan	—	—	—	56,250	—	—
Stefanie Sovak	—	—	—	52,500	—	—
Anthony Scimeca	—	—	—	27,000	—	—
Michael Sheehan	—	—	—	52,500	—	—

(1)	There is no public trading market for shares of our common stock. The value of our common stock as of December 20, 2001 was $10.00 per share. Management has estimated that the value has not changed since then based on our current performance and long-term outlook.

Stock Option Plan

     In February 2002, we adopted the 2002 Stock Option Plan. The option plan provides for the grant of options to purchase shares of our common stock to selected employees, officers, consultants and directors. The purpose of the option plan is to provide an incentive to employees, officers, consultants and directors to devote their abilities and industry to our success. The maximum number of shares that may be made the subject of options granted under the option plan is 900,000. Through September 30, 2002, we have granted 769,550 stock options with an option price of $10 per share under the option plan. We account for these options pursuant to APB Opinion No. 25 “Accounting for Stock Options Issued to Employees.” Accordingly, no compensation expense was recognized for these grants.

     The option plan is administered by the compensation committee of our board of directors, which determines the individuals to whom options are awarded, the number of shares subject to each award, the exercise price of the option and other terms and conditions of the awards. Unless otherwise provided by the compensation committee, an option becomes exercisable for 25% of the shares subject to the option on each of the first four anniversaries of the date the compensation committee grants the option. Options granted under the option plan are non-transferable and the shares acquired upon exercise of options are subject to certain transfer restrictions. The terms and conditions of each option are set forth in an option agreement.

     The option plan provides that the effect, if any, on an option upon a change in control or sale or the consummation of a merger, consolidation, or reorganization which results in certain of our current stockholders no longer owning any interests in us or any successor corporation will be set forth in the option agreement. Under the form option agreements that have been approved by our compensation committee for current use under the plan, upon a change in control, 50% of the unvested portion of each option will immediately become vested and exercisable. In the event an option holder’s employment is terminated by us for any reason other than cause or disability within one year following the change in control, the option will immediately become fully vested and exercisable and remain exercisable for 180 days. The form agreements also provide that in the event of a sale or the consummation of a merger, consolidation or reorganization which results in certain of our stockholders no longer having any ownership interest in us or any successor corporation, the option will become fully vested and exercisable.

Key Employee Equity Investment Plan

     In February 2002, we adopted the Key Employee Equity Investment Plan. Under the plan, certain key employees, officers and directors may be given the opportunity to purchase shares of our common stock at its current fair market value. The plan is administered by the compensation committee of our board of directors, which determines the individuals who may participate in the plan, the number of shares offered to each participant and the terms and conditions of each offer. Up to 100,000 shares in the aggregate may be sold under the plan. The shares will be subject to certain transfer restrictions. Prior to the adoption of the Sarbanes-Oxley Act in July 2002, all participants were permitted to pay for up to two-thirds of the purchase price with a promissory note that is secured by the purchased shares. Since the adoption of the Sarbanes-Oxley Act, certain participants may no longer be permitted to purchase shares under the plan with such promissory notes. Through September 30, 2002, 60,000 shares had been purchased under the plan by certain directors, officers and other key employees. Promissory notes received by us for shares purchased by directors, officers and other of our key employees prior to the adoption of the Sarbanes-Oxley Act totaled $0.4 million.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

     The following table sets forth information regarding beneficial ownership of our common stock as of September 30, 2002 by (1) each person who is the beneficial owner of more than five percent of the outstanding shares of our common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all of our executive officers and directors as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For the purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after the date of this report.

	Shares Beneficially Owned

Name	Number	Percentage

5% Stockholders:
Entities affiliated with The Goldman Sachs Group, Inc. (a)	13,900,000	98.9%
Directors and named executive officers:
Greg Kenepp	12,000	*
Timothy Whelan	9,000	*
Stefanie Sovak	9,000	*
Anthony Scimeca	500	*
Michael Sheehan	2,000	*
Pete Simms	2,000	*
Kevin Esposito	1,500	*
Jack Daly (b)	—	—
Robert Gheewalla (c)	—	—
Joseph Gleberman (d)	—	—
Eric Schwartz (e)	—	—
Lance Boxer (f)	1,000	*
All directors and executive officers as a group (15 people)	37,000	*

*	Less than one percent.

(a)	Of these shares 7,894,612 shares are owned by GS Capital Partners 2000, L.P., 2,868,598 shares are owned by GS Capital Partners 2000 Offshore, L.P., 2,506,813 shares are owned by GS Capital Partners 2000 Employee Fund, L.P., 329,977 shares are owned by GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, 200,000 shares are owned by Stone Street Fund 2000, L.P., and 100,000 shares are owned by Bridge Street Special Opportunities Fund, L.P. Affiliates of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. are the general or managing partners or investment managers of these partnerships. The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. each disclaims beneficial ownership of the shares owned by these partnerships to the extent that partnership or membership interests, as the case may be, in such partnerships are held by persons other than The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and its affiliates. The address of each of these partnerships, Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. is 85 Broad Street, New York, New York 10004.

(b)	Mr. Daly, who is a Vice President in the Principal Investment Area of Goldman, Sachs & Co., disclaims beneficial ownership of the securities owned by The Goldman Sachs Group, Inc., Goldman, Sachs & Co., and its affiliates. The address for Mr. Daly is 85 Broad Street, New York, New York 10004.

(c)	Mr. Gheewalla, who is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co., disclaims beneficial ownership of the securities owned by The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and its affiliates. The address for Mr. Gheewalla is 85 Broad Street, New York, New York 10004.

(d)	Mr. Gleberman, who is a Managing Director of Goldman, Sachs & Co., disclaims beneficial ownership of the securities owned by The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and its affiliates. The address for Mr. Gleberman is 85 Broad Street, New York, New York 10004.

(e)	Mr. Schwartz, who is a Managing Director of Goldman, Sachs & Co., disclaims beneficial ownership of the securities owned by The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and its affiliates. The address for Mr. Schwartz is 85 Broad Street, New York, New York 10004.

(f)	The address for Mr. Boxer is c/o IPC Acquisition Corp., 88 Pine Street, New York, New York 10005.

Equity Compensation Plan Information

     The following table provides certain information with respect to all of our equity compensation plans in effect as of September 30, 2002:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under the equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders—(1)	751,025	$10.00	188,975
Total	751,025	$10.00	188,975

(1)	For a description of the material features of our equity compensation plans not approved by security holders, see the description of the Stock Option Plan and Key Employee Equity Investment Plan in Item 11 of this report.

Item 13. Certain Relationships and Related Transactions

Goldman Sachs Capital Partners 2000

     GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. own substantially all of our common stock. Goldman, Sachs & Co., an affiliate of GSCP 2000 and its related investment funds, provided advisory and other services to GSCP 2000 and us in connection with sourcing, structuring and arranging the acquisition and received fees of $8 million for those services. Goldman, Sachs & Co. also acted as an initial purchaser in the offering of our outstanding senior subordinated notes and an affiliate of Goldman, Sachs & Co. acted as the arranger and syndication agent under our senior secured credit facilities. In connection with these transactions, Goldman, Sachs & Co. and its affiliates received aggregate fees of approximately $9.3 million. Goldman, Sachs & Co. and its affiliates may in the future provide commercial banking, investment banking or other financial advisory services to us and our affiliates. Goldman, Sachs & Co. and/or its affiliates also purchase goods and services from us from time to time and may do so in the future.

     We provide installation projects and maintenance services on turrets to Goldman, Sachs & Co. We were paid $0.1 million for the period from November 15, 2001 to September 30, 2002 by Goldman, Sachs & Co. for these projects and services.

     We provide certain services to Goldman, Sachs & Co. Services provided by us are billed to Goldman Sachs and settled through the collection of trade receivables. Revenue related to these services amounted to $4.4 million for the period November 15, 2001 to September 30, 2002. For the periods ended December 31, 2001 and September 30, 2002, we have recorded on our balance sheet $2.4 million and $1.1 million of trade receivables and $0.7 million and $2.7 million of customer advances related to maintenance from Goldman Sachs.

Stockholders Agreement

     We have entered into a stockholders agreement with GSCP 2000 and the other private equity funds affiliated with Goldman, Sachs & Co. who own our common stock and Richard Kleinknecht, a minority holder of our common stock. This agreement provides GSCP 2000 and the other Goldman, Sachs & Co. funds with various management rights, including the right to designate at least one member of our board of directors. The agreement also provides specified restrictions on Kleinknecht’s ability to transfer shares of our common stock. GSCP 2000 has advised us that it and the other Goldman, Sachs & Co. funds may seek additional minority stockholders to invest in up to approximately twenty percent of our common stock held by them. In connection with any investment by minority stockholders, we may enter into stockholders agreements with those minority stockholders. We expect any stockholders agreement to contain customary terms, including terms regarding corporate governance and other rights relating to the stockholders’ investment in our common stock.

Item 14. Controls and Procedures

     Within the 90 days prior to the filing of this report, our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. There have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of our most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)	(1) Financial Statements — See index to Financial Statements in Item 8 of this report.

(a)	(2) Financial Statement Schedules

     Schedule II: Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included elsewhere in the financial statements or notes thereto.

Schedule II

Valuation and Qualifying Accounts
(in thousands)

			Deductions-
			Write-offs,
	Balance at	Additions- Charged	Payments and Other	Balance at End of
	Beginning of Period	to Expense	Adjustments	Period

Allowance for doubtful accounts:
IPC Acquisition Corp:
Period from November 15, 2001 to September 30, 2002	$—	$1,288	$(43)	$1,245
Predecessor—IPC Information Systems:
Period from October 1, 2001 to December 20, 2001	$2,648	$1,018	$847	$4,513
Year ended September 30, 2001	$2,601	$793	$(746)	$2,648
Period from June 15, 2000 to September 30, 2000	$1,723	$647	$231	$2,601
Period from October 1, 1999 to June 14, 2000	$1,498	$767	$(542)	$1,723

(a) (3) Exhibits

     The following exhibits are filed with this report.

Exhibit Index

Exhibit
Number	Description

2.1	Purchase Agreement dated as of November 16, 2001 among Global Crossing Ltd., Asia Global Crossing Ltd, Global Crossing North America Holdings Inc., Saturn Global Network Services Holdings Limited, IXnet Hong Kong Ltd., Asia Global Crossing Pte Ltd, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 Offshore L.P., GS Capital Partners 2000 GMBH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000 and GS IPC Acquisition Corp. (Certain exhibits and schedules to this agreement have been omitted. Such exhibits and schedules are described in the agreement. The Company hereby agrees to furnish to the SEC, upon its request, any or all of such omitted exhibits or schedules.) (incorporated by reference to exhibit 2.1 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

2.2	Amendment date as of December 20, 2001 among Global Crossing Ltd., Asia Global Crossing Ltd, Global Crossing North America Holdings Inc., Saturn Global Network Services Holdings Limited, IXnet Hong Kong Ltd., Asia Global Crossing Pte Ltd, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 Offshore L.P., GS Capital Partners 2000 GMBH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, L.P. and IPC Acquisition Corp. to the Purchase Agreement dated as of November 16, 2001 among the parties to this Amendment (incorporated by reference to exhibit 2.2 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

4.1	Indenture, dated as of December 20, 2001, among the Company, the subsidiary guarantors listed on schedule I thereto and The Bank of New York as trustee relating to the 11.50% senior subordinated notes due 2009 (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

4.2	The Exchange and Registration Rights Agreement, dated December 20, 2001, among the Company, the guarantors listed on schedule I thereto, Goldman, Sachs & Co. and Scotia Capital (USA) Inc. relating to the 11.50% senior subordinated notes due 2009 (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

10.1	Amended and Restated Stockholders Agreement dated as of December 19, 2001, among GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GMBH & Co. Beteiligungs, GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Richard Kleinknecht and IPC Acquisition Corp. (incorporated by reference to exhibit 10.1 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

10.2	Credit and Guaranty Agreement, dated as of December 20, 2001, among IPC Acquisition Corp., certain subsidiaries of IPC Acquisition Corp. as Guarantors, various lenders, Goldman Sachs Credit Partners L.P. as Sole Lead Arranger and Syndication Agent, The Bank of Nova Scotia as Administrative Agent and Collateral Agent, and General Electric Capital Corporation as Documentation Agent (incorporated by reference to exhibit 10.2 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

10.3	Amended and Restated Labor Pooling Agreement, dated as of December 18, 1997, by and between Kleinknecht Electric Company, Inc. (NY) and IPC Information Systems, Inc. (incorporated by reference to exhibit 10.3 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

10.4	Amended and Restated Labor Pooling Agreement, dated as of December 18, 1997, by and between Kleinknecht

Electric Company, Inc. (NJ) and IPC Information Systems, Inc. (incorporated by reference to exhibit 10.4 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

10.5	Network Services, Channel Sales and Transition Services Agreement, dated December 20, 2001, among the Company, IPC Information Systems, Inc., Asia Global Crossing, IPC Trading Systems Australia Pty Ltd., Asia Global Crossing Asia Pacific Commercial Ltd., Global Crossing Limited and Global Crossing Telecommunications, Inc. (incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

10.6	Amendment dated as of July 3, 2002 among IPC Acquisition Corp., IPC Information Systems, Inc., IPC Information Systems Australia Pty Ltd, Asia Global Crossing Asia Pacific Commercial Ltd., Global Crossing Limited and Global Crossing Telecommunications Inc., to the Network Services, Channel Sales and Transition Services Agreement dated as of December 20, 2001 (incorporated by reference to exhibit 10.1 to the Company’s quarterly report for the quarterly period ended June 30, 2002).

10.7	Form of Change In Control Agreement (incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

*10.8	Form of Change In Control Waiver Agreement.

10.9	2002 Stock Option Plan, dated February 15, 2002 (incorporated by reference to exhibit 10.7 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

10.10	Key Employee Equity Investment Plan, dated February 15, 2002 (incorporated by reference to exhibit 10.8 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

*12.1	Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries (incorporated by reference to exhibit 21.1 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

*23.1	Consent of Ernst & Young LLP, Independent Auditors.

*23.2	Notice Regarding Consent of Arthur Andersen LLP.

*99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Reports on Form 8-K

The Company has filed no reports on Form 8-K during the period November 15, 2001 to September 30, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of December 2002.

IPC Acquisition Corp.

By: /s/ Greg Kenepp
Greg Kenepp
President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ GREG KENEPP Greg Kenepp	President and Director (Principal Executive Officer)	December 27, 2002

By: /s/ TIMOTHY WHELAN Timothy Whelan	Chief Financial Officer (Principal Financial and Accounting Officer)	December 27, 2002

By: /s/ JOSEPH GLEBERMAN Joseph Gleberman	Chairman of the Board	December 27, 2002

By: /s/ JACK DALY Jack Daly	Director	December 27, 2002

By: /s/ ROBERT GHEEWALLA Robert Gheewalla	Director	December 27, 2002

By: /s/ ERIC SCHWARTZ Eric Schwartz	Director	December 27, 2002

By: /s/ LANCE BOXER Lance Boxer	Director	December 27, 2002

Certifications

I, Greg Kenepp, certify that:

1.	I have reviewed this annual report on Form 10-K of IPC Acquisition Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002	/s/ Greg Kenepp

Greg Kenepp President and Director

I, Timothy Whelan, certify that:

1.	I have reviewed this annual report on Form 10-K of IPC Acquisition Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002	/s/ Timothy Whelan

Timothy Whelan Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     The registrant has not sent an annual report or proxy materials to its security holders during the last fiscal year. The registrant does not currently intend to send an annual report or proxy materials to security holders subsequent to this filing.