Form 10-Q
period 2002-12-31
IPC ACQUISITION CORP
filed 2003-02-14
CIK 1166720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

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

Yes     ☑      No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐      No     ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2003

Common Stock, par value $0.01	14,060,000 shares

IPC ACQUISITION CORP.

INDEX

		Page

Part I. Financial Information:
Item 1.	Financial Statements
	A) Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2002	1
	B) Condensed Consolidated Statements of Operations for the period from October 1, 2001 to December 20, 2001, the period from November 15, 2001 (date of initial capitalization) to December 31, 2001, and the Three Months ended December 31, 2002	2
	C) Condensed Consolidated Statements of Cash Flows for the period from October 1, 2001 to December 20, 2001, the period from November 15, 2001 (date of initial capitalization) to December 31, 2001, and the Three Months ended December 31, 2002	3
	D) Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	28
Item 4.	Controls and Procedures	29
Part II. Other Information:
Item 1.	Legal Proceedings	30
Item 2.	Changes in Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits and Reports on Form 8-K	30
	Signature	31
	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	32

Part I — Financial Information:

Item 1. Financial Statements

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
(Unaudited)

	September 30, 2002	December 31, 2002

Assets
Assets:
Cash	$25,294	$38,759
Restricted cash	7,272	7,263
Accounts receivable, net of allowance of $1,245 and $1,331, respectively	52,468	40,591
Inventories, net	22,218	29,660
Prepaid and other current assets	4,614	3,770

Total current assets	111,866	120,043

Property, plant and equipment, net	21,004	20,536
Goodwill	72,279	73,321
Intangible assets, net	209,132	206,585
Deferred financing costs, net	15,116	14,528
Other assets	835	832

Total assets	$430,232	$435,845

Liabilities and Stockholders’ Equity
Liabilities:
Current portion of long term debt	$6,460	$7,301
Accounts payable	4,530	6,486
Accrued expenses and other current liabilities	23,562	18,565
Current portion of deferred compensation	633	633
Income taxes payable	2,373	3,392
Customer advances on installation contracts	11,232	20,448
Deferred revenue on maintenance contracts	12,261	11,252
Deferred purchase price obligation	7,272	7,263

Total current liabilities	68,323	75,340

Term loan	64,602	62,059
Senior subordinated notes	150,000	150,000
Deferred taxes, net	7,190	6,848
Deferred compensation	3,119	3,095

Total liabilities	293,234	297,342

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 25,000,000 shares; 14,060,000 shares issued and outstanding at September 30, 2002 and December 31, 2002	141	141
Paid in capital	140,159	140,159
Notes receivable for purchases of common stock	(383)	(383)
Accumulated deficit	(9,200)	(9,402)
Accumulated other comprehensive income	6,281	7,988

Total stockholders’ equity	136,998	138,503

Total liabilities and stockholders’ equity	$430,232	$435,845

     The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Predecessor

	Period from	Period from
	October 1,	November 15,	Three Months
	2001 to	2001 to	Ended
	December 20,	December 31,	December 31,
	2001	2001	2002

Revenue:
Product sales and installations	$35,691	$12,475	$23,751
Service	23,089	1,854	24,632

	58,780	14,329	48,383

Cost of goods sold (exclusive of depreciation):
Product sales and installations	18,869	12,673	12,254
Service	13,953	1,267	13,035

	32,822	13,940	25,289

Gross profit	25,958	389	23,094

Research and development	3,519	306	2,735
Selling, general and administrative expense	17,110	1,059	8,730
Depreciation and amortization	10,737	555	5,028

Income (loss) from operations	(5,408)	(1,531)	6,601
Other income (expense):
Interest expense, net	(5,987)	(849)	(6,205)
Other income, net	49	29	525

Income (loss) before income taxes	(11,346)	(2,351)	921
Income tax expense (benefit)	(318)	(969)	1,123

Net loss	$(11,028)	$(1,382)	$(202)

     The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Predecessor

	Period from	Period from
	October 1,	November 15,	Three Months
	2001 to	2001 to	Ended
	December 20,	December 31,	December 31,
	2001	2001	2002

Cash flows from operating activities:
Net loss	$(11,028)	$(1,382)	$(202)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,393	156	1,462
Amortization of intangibles	9,344	399	3,566
Amortization of deferred financing costs	—	88	588
Provision for doubtful accounts	1,018	135	86
Deferred income taxes	(4,761)	(1,490)	(342)
Employee deferred compensation charge	(19)	(4)	(24)
Changes in operating assets and liabilities:
Accounts receivables	4,702	3,990	12,159
Inventories	1,823	11,034	(7,442)
Prepaids and other current assets	(281)	368	132
Other assets	322	(3)	3
Accounts payable and accrued expenses	7,019	(5,257)	(3,176)
Income taxes payable	(988)	522	1,019
Customer advances and deferred revenue	9,326	(8,958)	8,207
Other liabilities	(2,623)	—	—

Net cash provided by (used in) operating activities	15,247	(402)	16,036

Cash flows from investing activities:
Capital expenditures	(1,902)	(242)	(994)
Payment for acquisitions, net of cash acquired (net of restricted cash)	—	(349,495)	—

Net cash used in investing activities	(1,902)	(349,737)	(994)

Cash flows from financing activities:
Repayments of intercompany borrowings	(15,134)	—	—
Principal payments on term loan	—	—	(1,702)
Proceeds from term loan, net of issuance costs	—	98,600	—
Proceeds from senior subordinated notes, net of issuance costs	—	136,600	—
Proceeds from equity issuance, net	—	139,700	—

Net cash provided by (used in) financing activities	(15,134)	374,900	(1,702)

Effect of exchange rate changes on cash	(1,996)	285	125

Net increase (decrease) in cash	(3,785)	25,046	13,465
Cash, beginning of period	4,536	—	25,294

Cash, end of period	$751	$25,046	$38,759

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Income taxes	$1,338	$—	$607

Interest	$66	$—	$10,141

     The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
December 31, 2002

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of IPC Acquisition Corp. (the “Company”) and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States for annual financial reporting and should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2002.

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

     The condensed consolidated financial statements for the period from November 15, 2001 (date of initial capitalization) to December 31, 2001 and the three months ended December 31, 2002 include the accounts of the Company and its wholly owned subsidiaries. The principal activity of the Company consists of the December 20, 2001 acquisition of the Predecessor (the “IPC Information Systems Acquisition”), and the results of operations of the acquired business from such date through December 31, 2002. Intercompany balances and transactions have been eliminated.

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

Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. For the period from October 1, 2001 to December 20, 2001 the costs allocated to goodwill were amortized on a straight-line basis over the periods benefited, principally 10 years, and resulted in amortization of $4.7 million.

     The Company adopted Statement of Financial Accounting Standards (“SFAS No.142”) “Goodwill and Other Intangible Assets” effective upon the IPC Information Systems Acquisition and, in accordance with SFAS No.142, there is no amortization of goodwill and intangible assets that have indefinite useful lives for the period from November 15, 2001 to December 31, 2001 and the three months ended December 31, 2002. However, such assets are tested for impairment at least annually using the two-step process specifically provided in the statement. Other intangible assets are carried at cost. Technology and customer lists are amortized over the estimated useful lives of 7 and 20 years, respectively. Tradenames have been deemed to have an indefinite life and will not be subject to amortization expense, but instead are subject to annual impairment tests in accordance with the provisions of SFAS No.142.

     The Company completed the required initial impairment test within the first six months of adoption as well as the annual impairment test as of July 1, 2002 (the first day of the fourth quarter of the 2002 fiscal year), and concluded that there was no impairment to its recorded goodwill or indefinite lived intangible assets. The Company believes the recorded values of goodwill and tradenames at December 31, 2002 in the amounts of $73.3 million and $18.6 million, respectively, are fully recoverable.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
December 31, 2002

     Effects of Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which requires entities to record the fair value of the estimated liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes an amount equal to the present value of the estimated liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company adopted SFAS 143 on October 1, 2002. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

     In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”). SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, “Accounting for Impairment of Long-Lived Assets” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No.144 was adopted by the Company on October 1, 2002. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion 30”). Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS 145. The Company adopted SFAS No.145 on October 1, 2002. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which nullified EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on December 31, 2002. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

     In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes”. The Company is assessing, but at this point does not believe the adoption of EITF 00-21 will have a material impact on the Company’s condensed consolidated financial statements.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
December 31, 2002

requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and the Company has adopted those requirements for its financial statements included in this Form 10-Q. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 is not expected to have an impact on the Company’s condensed consolidated financial statements.

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

	Predecessor

	Period from	Period from
	October 1,	November 15,	Three Months
	2001 to	2001 to	Ended
	December 20,	December 31,	December 31,
(dollars in thousands)	2001	2001	2002

Reported net loss	$(11,028)	$(1,382)	$(202)
Translation adjustment	(1,965)	285	1,707

Total comprehensive income (loss)	$(12,993)	$(1,097)	$1,505

2. The IPC Information Systems Acquisition

     On December 20, 2001, the Company purchased 100% of the common stock of IPC Information Systems, Inc. and 100% of the ordinary shares of Asia Global Crossing IPC Trading Systems Australia Pty. Ltd. from Global Crossing Ltd. and Asia Global Crossing, Ltd. and various of their affiliates. In addition, the Company acquired various assets owned by affiliates of Global Crossing and Asia Global crossing related to the operation of these businesses. Under the purchase agreement, the total purchase price for the shares and assets was $360 million, subject to various adjustments for working capital and customer advances.

     At the closing, the purchase price was reduced by approximately $9.75 million for estimated working capital and customer advance adjustments. On January 16, 2002, Global Crossing and its affiliates paid the Company $3.0 million based upon a revised estimate of the working capital and customer advances adjustments. On January 28, 2002, Global Crossing and 54 of its subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the United States Code. On January 31, 2002, the Company delivered to Global Crossing and its affiliates its determination of the amount of working capital and customer advances as of the closing. Based on the Company’s determination of these amounts, the Company believes Global Crossing or various of its affiliates are obligated to pay the Company an additional amount of $4.8 million. The Company has not been paid this additional amount, nor has it been reflected as a reduction of the purchase price. On September 30, 2002, the Company filed a proof of claim in the bankruptcy case of Global Crossing and one of its affiliates for approximately $4.5 million relating to their pro rata portion of working capital and customer advance adjustments owed to the Company.

     The IPC Information Systems Acquisition was accounted for by the purchase method and acquired intangible assets are recognized apart from goodwill in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The purchase price exceeded the fair value of the net assets acquired by approximately $69.9 million. This excess has been recorded in the

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
December 31, 2002

accompanying consolidated balance sheet as goodwill and has not been amortized in accordance with SFAS No.142. SFAS No.142 eliminates the requirement to amortize goodwill and intangible assets that have indefinite useful lives. However, it requires that such assets be tested for impairment at least annually using the guidance specifically provided in the statement. Accordingly, the Company’s condensed consolidated financial statements for the three months ended December 31, 2002 are not comparable to the same three month period in the prior year.

     In connection with the IPC Information Systems Acquisition, the Company recorded the following amounts to reflect the purchase price allocation described above at the date of the acquisition (in thousands):

Goodwill	$69,906
Fair value increase to inventory	34,300
Identified intangibles:
Customer lists	153,000
Technology	45,000
Tradenames	18,000
Deferred taxes	(14,360)

Net impact of purchase accounting adjustments	$305,846

     The IPC Information Systems Acquisition was financed with the net proceeds from the issuance of the outstanding senior subordinated notes, borrowings under the senior secured credit facilities and a common equity contribution of $140 million by a group led by Goldman Sachs Capital Partners, or GSCP 2000, and its affiliates. Under the terms of the purchase agreement, approximately $20.8 million of the purchase price was not paid to Global Crossing at the closing. This deferred portion of the purchase price will not be paid to Global Crossing unless various contingent liabilities of former affiliates that the Company guaranteed have been paid by Global Crossing or the Company has been released from these guarantees. Such contingent liabilities include equipment lease, real estate lease and employee obligations and may include other third party obligations. An amount equal to the $20.8 million deferred payment was deposited into a bank account in the Company’s name and will be released as the guaranteed obligations and other liabilities are paid by Global Crossing or the Company is released from these obligations and other liabilities. While the Company has structured this agreement so that it retains ownership of the deposited funds, there can be no assurance that a contrary position will not be taken in Global Crossing’s bankruptcy case. As of December 31, 2002, the Company has paid approximately $13.5 million of these contingent liabilities and an equal amount has been withdrawn from the aforementioned bank account.

     At the closing of the IPC Information Systems Acquisition, the Company and various of its subsidiaries entered into a network services, channel sales and transition services agreement with Global Crossing, Asia Global Crossing and various other parties. Following the commencement of Global Crossing’s bankruptcy case, Global Crossing failed to perform various obligations under the network services, channel sales and transition services agreement and the Company filed a motion with the United States Bankruptcy Court for the Southern District of New York to compel Global Crossing to assume or reject this agreement. Thereafter, the Company reached an agreement to amend the network services, channel sales and transition services agreement.

     On July 11, 2002, the bankruptcy court entered an order authorizing Global Crossing and its related subsidiaries to assume the network services, channel sales and transition services agreement, as amended. Asia Global Crossing was not a party to the amendment. Under the amendment, certain of IPC Information Systems, Inc.’s obligations under the agreement, including the non-compete restrictions, have been temporarily suspended until the effective date of a plan of reorganization under applicable bankruptcy laws of Global Crossing and its related subsidiaries. Following the emergence of Global Crossing and its related subsidiaries from its bankruptcy reorganization, under the terms of the agreement, as amended, IPC Information Systems, Inc. will be permitted to continue to perform any activity or provide any service that would be prohibited by the non-compete restriction so long as that activity or service was commenced while the non-compete restriction was suspended or that activity or service is performed pursuant to a definitive agreement entered into while the non-compete was suspended.

     On October 17, 2002, Global Crossing filed a Joint Plan of Reorganization, or the Plan, with the bankruptcy court. Global Crossing’s Plan provides that Global Crossing will assume various executory contracts and leases. The Plan further provides that any executory contract or lease not specifically identified by Global Crossing for assumption will be rejected as of the effective date of the Plan. The purchase agreement was not included among the contracts Global Crossing assumed under its Plan. As a result, the Company filed an objection to Global Crossing’s proposed rejection of the purchase agreement. The Company is currently involved in negotiations with Global Crossing to resolve the issues raised in the Company’s objections.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
December 31, 2002

     If the bankruptcy court permits Global Crossing to reject the purchase agreement, Global Crossing would likely be relieved of its obligations under the purchase agreement, including, among other things, its obligations to indemnify the Company for any tax liabilities of IPC Information Systems, Inc. and its subsidiaries prior to their purchase by the Company from Global Crossing. In addition, any amounts owed by Global Crossing to the Company under the purchase agreement would be pre-petition general unsecured claims and the Company would receive only a portion of those amounts, if any.

     Additionally, although the deferred portion of the purchase price is currently held in a bank account under the Company’s control and is only to be paid upon fulfillment of certain obligations and liabilities by Global Crossing or its affiliates there can be no assurance that the bankruptcy court will not require the Company to make payments of any portion of the deferred purchase price to Global Crossing.

     Prior to the completion of the IPC Information Systems Acquisition, the Company leased six floors at 67-73 Worship Street, London, England at an annual rate of approximately £565,000, or $906,000, assuming an exchange rate of £1 to $1.6044. Of these six floors, the Company uses one floor for office space and an affiliate of Global Crossing uses five floors for telecommunications and networking equipment. Under the lease, which expires in 2010, the Company remains liable to the landlord for all six floors. Pursuant to the purchase agreement with Global Crossing, the Company entered into a sublease for a portion of these premises with an affiliate of Global Crossing, which filed a petition for relief under Chapter 11 of Title 11 of the United States Code on August 30, 2002, and the landlord has consented to that sublease. In accordance with the procedures set forth in the Plan, the sublease will be assumed by Global Crossing’s affiliate as of the effective date of the Plan. Through January 30, 2003, Global Crossing’s affiliate has made all of its required sublease payments. Additionally, at the closing of the IPC Information Systems Acquisition, the Company deferred approximately $3.2 million of the purchase price, which represents approximately two years of rental payments under the sublease and the estimated costs to restore the premises for use as a general office facility in the event Global Crossing’s affiliate were to vacate the premises. In the event that the Company, rather than Global Crossing or its affiliates, pay the landlord amounts up to $3.2 million with respect to Global Crossing’s portion of this space, under the terms of the purchase agreement, the Company will no longer be obligated to make a deferred purchase price payment in the corresponding amount to Global Crossing.

     Set forth below is the unaudited pro forma combined results of operations of the Company for the period October 1, 2001 to December 20, 2001, assuming the IPC Information Systems Acquisition and the related financings occurred as of the beginning of the period.

     The unaudited pro forma combined financial information is presented for informational purposes only and does not purport to represent the results of operations of the Company for the period described above had the IPC Information Systems Acquisition and the related financings occurred as of the beginning of the period, or to project the results for any future period.

     The unaudited pro forma combined financial information gives effect to (a) the IPC Information Systems Acquisition (b) the offering of the outstanding senior subordinated notes, (c) term loan borrowings under the Company’s senior secured credit facilities, (d) the purchase accounting adjustments associated with the IPC Information Systems Acquisition, (e) the common equity contribution and (f) the related fees and expenses. The unaudited pro forma financial information assumes that no post-closing working capital adjustments have been made in connection with the IPC Information Systems Acquisition. The unaudited pro forma financial information of the Company does not include various one-time costs for operating expenses and capital expenditures associated with establishing the Company as a stand-alone entity.

Predecessor

Period from
October 1,
2001 to
December 20,
(dollars in thousands)	2001

Revenue	$58,780
Net loss	$(3,870)

     The Company has received notices of taxes due from various jurisdictions related to Federal and state payroll taxes, state income taxes, state sales taxes, VAT, and income taxes in several foreign countries. These notices are for periods prior to the IPC Information Systems Acquisition. Under the purchase agreement, Global Crossing is responsible for payment of these taxes. Since Global Crossing is now under bankruptcy protection, the bankruptcy court must approve any such tax payments by Global Crossing for periods prior to the commencement of Global Crossing’s bankruptcy case. If the bankruptcy court does not approve Global Crossing’s payment of all amounts that are due with respect to these taxes, these jurisdictions may proceed against the

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
December 31, 2002

Company for these amounts. Furthermore, if the purchase agreement is rejected by Global Crossing in the bankruptcy proceeding (which rejection the Company is contesting), Global Crossing may avoid its obligations to pay the taxes and to indemnify the Company for payment of the taxes. Through January 31, 2003, the aggregate amount of taxes for which the Company has received notices is approximately $6.5 million and such amount is accrued in the Company’s consolidated balance sheet. The ultimate settlement of these liabilities may be for amounts which are different from the amounts presently recorded.

     Additionally, certain tax returns for periods prior to the IPC Information Systems Acquisition are not yet due and have yet to be filed by Global Crossing pursuant to the purchase agreement. Global Crossing has informed the Company that as a result of its rejection of the purchase agreement, it may not include IPC Information Systems, Inc. and its subsidiaries in such tax returns. If the purchase agreement is rejected, and unless otherwise required or permitted by law, Global Crossing will no longer be obligated to include IPC Information Systems, Inc. and its subsidiaries in certain of Global Crossing’s tax returns for periods prior to the IPC Information Systems Acquisition, and as a result, IPC Information Systems, Inc. may be required to pay certain taxes which the Company estimates could be in the range of $0 to $36 million. These taxes could have a material adverse effect on the Company’s financial condition and results of operations, and could require the Company to seek financing to pay any additional pre-acquisition tax liabilities.

3. Inventories

	September 30,	December 31,
(dollars in thousands)	2002	2002

Components and manufacturing work in process	$6,091	$8,219
Inventory on customer sites awaiting installation	8,025	13,689
Parts and maintenance supplies	8,102	7,752

	$22,218	$29,660

4. Goodwill and Intangible Assets

     The Company adopted SFAS No. 142, effective December 20, 2001 (the date of the IPC Information Systems Acquisition). Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, they are reviewed for impairment annually or more frequently if certain indicators arise. Had the Company been accounting for its goodwill and indefinite lived intangible assets under SFAS No. 142 for all periods presented, the Company’s net loss would have been as follows:

	Predecessor

	Period from	Period from
	October 1,	November 15,	Three Months
	2001 to	2001 to	Ended
	December 20,	December 31,	December 31,
(dollars in thousands)	2001	2001	2002

Reported net loss	$(11,028)	$(1,382)	$(202)
Add back goodwill amortization, net of tax	2,978	—	—
Add back indefinite lived intangible assets amortization, net of tax	950	—	—

Adjusted net loss	$(7,100)	$(1,382)	$(202)

     The following table reflects the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets included in the condensed consolidated balance sheets as of the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2002	2002

Intangible assets:
Amortized intangible assets:
Technology	$45,000	$45,000
Customer lists	154,030	154,030
Effect of currency translation adjustments	2,754	3,621
Accumulated amortization	(11,114)	(14,680)

Net carrying amount	$190,670	$187,971

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
December 31, 2002

Non-amortized intangible assets:
Goodwill	$70,636	$71,115
Tradenames	18,000	18,000
Effect of currency translation adjustments	2,105	2,820

Net carrying amount	$90,741	$91,935

     Amortization expense for those intangible assets required to be amortized under SFAS No. 142 was $0.4 million and $3.6 million for the period from November 15, 2001 to December 31, 2001 and the three months ended December 31, 2002, respectively. Amortization expense prior to the adoption of SFAS No. 142 was $9.3 million for the period from October 1, 2001 to December 20, 2001.

     Estimated amortization expense for each of the five succeeding fiscal years for identifiable intangible assets is as follows:

(dollars in thousands)

2003	$14,264
2004	14,264
2005	14,264
2006	14,264
2007	14,264

5.     Accrued Expenses and Other Current Liabilities

	September 30,	December 31,
(dollars in thousands)	2002	2002

Accrued compensation and benefits	$7,719	$8,865
Warranty reserves	2,159	1,847
Sales taxes payable	1,267	286
Job accruals	1,867	1,334
Accrued transaction costs	651	642
Accrued interest	5,072	760
Other accruals	4,827	4,831

	$23,562	$18,565

6. Long Term Debt

Senior Secured Credit Facilities

     On December 20, 2001, the Company entered into senior secured credit facilities with a group of lenders comprised of (i) a $105 million term loan with a variable interest rate (7.5% at December 31, 2002) and (ii) a $15 million revolving credit facility. The maturity date of the loans is December 31, 2006. The senior secured credit facilities are guaranteed by the Company’s domestic subsidiaries. The Company had no outstanding borrowings under the revolving credit facility at December 31, 2002. However, the amount available to the Company at December 31, 2002 under the revolving credit facility is reduced by outstanding letters of credit of $4.3 million.

     As required under the terms of the senior secured credit facilities, the Company made excess free cash flow repayments of $30.0 million and $0.8 million on September 30, 2002 and December 29, 2002, respectively, based upon 75% of the Company’s free cash flow for the period ended September 30, 2002.

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

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

December 31, 2002

     The senior secured credit facilities also contain minimum interest coverage and fixed charge coverage ratios and maximum senior secured and total leverage ratios. The senior secured credit facilities also contain a restriction on the amount of capital expenditures.

As of December 31, 2002, annual principal payments required under the $105 million term loan, (excluding any future excess free cash flow amounts), by fiscal year, are as follows (in thousands):

2003	$5,476
2004	7,301
2005	7,301
2006	37,418
2007	11,864

$69,360

Senior Subordinated Notes

     The Company issued $150 million in aggregate principal amount of 11.50% senior subordinated notes on December 20, 2001 to fund a portion of the consideration for the IPC Information Systems Acquisition. Under the terms of the indenture governing the senior subordinated notes, the Company may, subject to certain restrictions, issue additional notes up to a maximum aggregate principal amount of $250 million. The senior subordinated notes mature on December 15, 2009. The senior subordinated notes are guaranteed by certain of the Company’s domestic restricted subsidiaries.

     Interest on the senior subordinated notes accrue at the rate of 11.50% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2002. Pursuant to a registration rights agreement entered into at the time the senior subordinated notes were issued, the Company completed an exchange offer registered under the Securities Act of 1933, as amended, in which all outstanding senior subordinated notes were exchanged for a different series of senior subordinated notes having substantially identical terms.

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

7. Employee Benefit Plans

2002 Stock Option Plan

     In February 2002, the Company adopted the 2002 Stock Option Plan. The option plan provides for the grant of options to purchase shares of the Company’s common stock to selected employees, officers, consultants and directors. The purpose of the option plan is to provide an incentive to employees, officers, consultants and directors to devote their abilities and industry to the Company’s success. The maximum number of shares that may be made the subject of options granted under the option plan is 900,000. Through December 31, 2002, the Company had granted 769,550 stock options with an option price of $10 per share, which was the fair value of the Company’s common stock at such date. The Company accounts for these options pursuant to APB Opinion No. 25 “Accounting for Stock Options Issued to Employees.” Accordingly, no compensation expense was recognized for these grants.

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

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

December 31, 2002

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

     Stock option transactions for the period from October 1, 2002 to December 31, 2002 are as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at September 30, 2002	751,025	$10.00
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at December 31, 2002	751,025	$10.00

     Of the total stock options outstanding, none were exercisable at December 31, 2002. The amount of additional options available to be granted pursuant to the option plan was 148,975 at December 31, 2002.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No.123”) and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: weighted-average risk-free interest rate of 3.5%; no dividends; volatility factor of the expected market price of the Company’s common stock of 74.2%, and a weighted-average expected life of the options of 5 years (all such amounts were for the period ended September 30, 2002; no grants were made during the three months ended December 31, 2002).

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

     For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over their vesting periods. The weighted-average grant date fair value of options granted during the period ended September 30, 2002 was $6.28. The Company’s pro forma net loss for the period ended December 31, 2002 would be $0.3 million. This amount may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

Key Employee Equity Investment Plan

     In February 2002, the Company adopted the Key Employee Equity Investment Plan. Under the plan, certain key employees, officers and directors may be given the opportunity to purchase shares of the Company’s common stock at its current fair market value. The plan is administered by the compensation committee of the Company’s board of directors, which determines the individuals who may participate in the plan, the number of shares offered to each participant and the terms and conditions of each offer. Up to 100,000 shares in the aggregate may be sold under the plan. The shares will be subject to certain transfer restrictions. Prior to the adoption of the Sarbanes-Oxley Act in July 2002, all participants were permitted to pay for up to two-thirds of the purchase price with a promissory note that is secured by the purchased shares. Since the adoption of the Sarbanes-Oxley Act, certain participants may no longer be permitted to purchase shares under the plan with such promissory notes. Through December 31, 2002, 60,000 shares were purchased under the plan by certain directors, officers and other key employees. Promissory notes received by the Company for shares purchased by directors, officers and other key employees of the Company prior to the adoption of the Sarbanes-Oxley Act totaled $0.4 million.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

December 31, 2002

8. Commitments and Contingencies

Warranties

     The Company records a reserve for future warranty costs based on current unit sales, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The adequacy of the recorded warranty liabilities is assessed each quarter and adjustments are made as necessary. The specific terms and conditions of the warranties vary depending on the products sold and the countries in which the Company does business. Changes in the warranty liability during the period are as follows:

(dollars in thousands)
Balance at September 30, 2002	$2,159
Warranty accrual	288
Material and labor usage	(600)

Balance at December 31, 2002	$1,847

Guarantees

     The Company, through its subsidiaries, guaranteed certain equipment lease, real estate, employee and other obligations of former affiliates. At the closing of the IPC Information Systems Acquisition, the Company deferred payment to Global Crossing of $20.8 million of the purchase price, which represents the amounts of these guaranteed obligations as certified by Global Crossing. There can be no assurance that the amounts certified by Global Crossing included all of the amounts actually guaranteed. To date, the Company has paid approximately $13.5 million with respect to the guaranteed obligations. The Company may be liable for additional guaranteed obligations to the extent claims are asserted by third parties against the Company.

Litigation

     Except as described below and with respect to proceedings in the Global Crossing bankruptcy, the Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

9. Income Taxes

     The Company’s effective tax rate for Q1 2003 was 121.9% compared to 9.4% for Q1 2002. The comparability of these periods is significantly impacted by the IPC Information Systems Acquisition and reflects the tax impact of the purchase accounting. The Company’s effective tax rate reflects the Company’s federal and state taxes, non-deductibility of the Company’s foreign losses for federal tax purposes and the non-deductibility of certain expenses which, combined with the lower absolute amount of pre-tax income for Q1 2003 as compared to the absolute amount of pre-tax loss for Q1 2002, generates a more significant impact on our effective tax rate in Q1 2003 than Q1 2002.

     The Company has received notices of taxes due from various jurisdictions related to Federal and state payroll taxes, state income taxes, state sales taxes, VAT, and income taxes in several foreign countries. These notices are for periods prior to the IPC Information Systems Acquisition. Under the purchase agreement, Global Crossing is responsible for payment of these taxes. Since Global Crossing is now under bankruptcy protection, the bankruptcy court must approve any such tax payments by Global

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

December 31, 2002

Crossing for periods prior to the commencement of Global Crossing’s bankruptcy case. If the bankruptcy court does not approve Global Crossing’s payment of all amounts that are due with respect to these taxes, these jurisdictions may proceed against the Company for these amounts. Furthermore, if the purchase agreement is rejected by Global Crossing in the bankruptcy proceeding (which rejection the Company is contesting), Global Crossing may avoid its obligations to pay the taxes and to indemnify the Company for payment of the taxes. Through January 31, 2003, the aggregate amount of taxes for which the Company has received notices is approximately $6.5 million and such amount is accrued in the Company’s consolidated balance sheet. The ultimate settlement of these liabilities may be for amounts which are different from the amounts presently recorded.

     Additionally, certain tax returns for periods prior to the IPC Information Systems Acquisition are not yet due and have yet to be filed by Global Crossing pursuant to the purchase agreement. Global Crossing has informed the Company that as a result of its rejection of the purchase agreement, it may not include IPC Information Systems, Inc. and its subsidiaries in such tax returns. If the purchase agreement is rejected, and unless otherwise required or permitted by law, Global Crossing will no longer be obligated to include IPC Information Systems, Inc. and its subsidiaries in certain of Global Crossing’s tax returns for periods prior to the IPC Information Systems Acquisition, and as a result, IPC Information Systems, Inc. may be required to pay certain taxes which the Company estimates could be in the range of $0 to $36 million. These taxes could have a material adverse effect on the Company’s financial condition and results of operations, and could require the Company to seek financing to pay any additional pre-acquisition tax liabilities.

10. Business Segment Information

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

	Predecessor

	Trading
Period from October 1, 2001 to December 20, 2001	Systems	I.T.S.	Consolidated

	(dollars in thousands)
Revenue:
Product sales and installations	$27,444	$8,247	$35,691
Service	18,795	4,294	23,089

Total revenue	46,239	12,541	58,780
Direct margin	28,690	2,734	31,424
Income (loss) from operations	(6,498)	1,090	(5,408)
Depreciation and amortization	10,729	8	10,737
Interest expense, net	(5,987)	—	(5,987)
Income tax benefit	(318)	—	(318)
Goodwill, net	180,328	—	180,328
Total assets	$350,787	$29,179	$379,966
Capital expenditures	$1,897	$5	$1,902

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

December 31, 2002

	Trading
Period from November 15, 2001 to December 31, 2001	Systems	I.T.S.	Consolidated

	(dollars in thousands)
Revenue:
Product sales and installations	$9,623	$2,852	$12,475
Service	1,687	167	1,854

Total revenue	11,310	3,019	14,329
Direct margin	461	28	489
Loss from operations	(1,354)	(177)	(1,531)
Depreciation and amortization	552	3	555
Interest expense, net	(849)	—	(849)
Income tax benefit	(969)	—	(969)
Goodwill	62,159	15,151	77,310
Total assets	$480,220	$37,450	$517,670
Capital expenditures	$242	$—	$242

	Trading
For the Three Months Ended December 31, 2002	Systems	I.T.S.	Consolidated

	(dollars in thousands)
Revenue:
Product sales and installations	$21,009	$2,742	$23,751
Service	21,516	3,116	24,632

Total revenue	42,525	5,858	48,383
Direct margin	27,189	1,212	28,401
Income (loss) from operations	6,901	(300)	6,601
Depreciation and amortization	4,968	60	5,028
Interest expense, net	(6,205)	—	(6,205)
Income tax provision	1,123	—	1,123
Goodwill	72,350	971	73,321
Total assets	$419,507	$16,338	$435,845
Capital expenditures	$986	$8	$994

11. Guarantor Subsidiaries’ Financial Information

     Certain of the Company’s domestic restricted subsidiaries guarantee the senior secured credit facilities and the senior subordinated notes. Information regarding the guarantors is as follows (in thousands):

Condensed Combining Statement of Operations
For the Period October 1, 2001 to December 20, 2001

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Combined

Revenue	$—	$52,098	$13,777	$(7,095)	$58,780
Cost of goods sold	—	30,610	9,226	(7,014)	32,822

Gross profit	—	21,488	4,551	(81)	25,958
Other operating expenses	—	28,427	2,939	—	31,366

Income (loss) from operations	—	(6,939)	1,612	(81)	(5,408)
Interest expense and other, net	—	(6,218)	280	—	(5,938)
Income tax provision (benefit)	—	639	(957)	—	(318)

Net income (loss)	$—	$(13,796)	$2,849	$(81)	$(11,028)

IPC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
December 31, 2002

Condensed Combining Statement of Cash Flows
For the Period October 1, 2001 to December 20, 2001

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Combined

Net cash provided by (used in) operating activities	$—	$19,702	$(4,455)	$—	$15,247
Capital expenditures	—	(1,875)	(27)	—	(1,902)

Net cash used in investing activities	—	(1,875)	(27)	—	(1,902)
Repayment of intercompany borrowings	—	(16,428)	1,294	—	(15,134)

Net cash (used in) provided by financing activities	—	(16,428)	1,294	—	(15,134)
Effect of exchange rate changes on cash	—	(1,076)	(920)	—	(1,996)

Net increase (decrease) in cash	—	323	(4,108)	—	(3,785)
Cash at beginning of period	—	(703)	5,239	—	4,536

Cash at end of period	$—	$(380)	$1,131	$—	$751

Condensed Consolidated Statement of Operations For the Period November 15, 2001 to December 31, 2001

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Combined

Revenue	$—	$9,980	$4,761	$(412)	$14,329
Cost of goods sold	—	12,116	3,180	(1,356)	13,940

Gross profit	—	(2,136)	1,581	944	389
Other operating expenses	—	1,590	330	—	1,920

Income (loss) from operations	—	(3,726)	1,251	944	(1,531)
Interest expense and other, net	(845)	(5)	30	—	(820)
Income tax provision (benefit)	—	(1,408)	439	—	(969)

Net income (loss)	$(845)	$(2,323)	$842	$944	$(1,382)

Condensed Consolidated Statement of Cash Flows For the Period November 15, 2001 to December 31, 2001

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$—	$1,049	$(1,451)	$—	$(402)
Capital expenditures	—	(120)	(122)	—	(242)
Payment on acquisitions	(350,246)	—	—	751	(349,495)

Net cash provided by (used in) investing activities	(350,246)	(120)	(122)	751	(349,737)
Proceeds from debt, net of issuance costs	235,200	—	—	—	235,200
Proceeds from equity issuances, net	139,700	—	—	—	139,700

Net cash provided by financing activities	374,900	—	—	—	374,900
Effect of exchange rate changes on cash	—	—	285	—	285

Net increase (decrease) in cash	24,654	929	(1,288)	751	25,046
Cash at beginning of period	—	(380)	1,131	(751)	—

Cash at end of period	$24,654	$549	$(157)	$—	$25,046

IPC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
December 31, 2002

Condensed Consolidating Balance Sheet at September 30, 2002

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash	$6,123	$(1,610)	$20,781	$—	$25,294
Restricted cash	7,272	—	—	—	7,272
Accounts receivable, net	—	32,900	19,568	—	52,468
Inventories, net	—	20,089	5,518	(3,389)	22,218
Prepaid and other current assets	—	1,658	2,956	—	4,614
Due from affiliate	(20,023)	67,819	(47,796)	—	—

Total current assets	(6,628)	120,856	1,027	(3,389)	111,866
Investment in subsidiaries	369,106	—	—	(369,106)	—
Property, plant and equipment, net	—	18,988	2,016	—	21,004
Goodwill and intangibles, net	—	205,298	76,113	—	281,411
Deferred financing costs, net	15,116	—	—	—	15,116
Other assets	—	662	173	—	835

Total assets	$377,594	$345,804	$79,329	$(372,495)	$430,232

Liabilities and stockholders’ equity:
Current portion of long-term debt	$6,460	$—	$—	$—	$6,460
Accounts payable, accrued expenses and other current liabilities	5,072	15,196	10,830	—	31,098
Customer advances and deferred revenue	—	17,116	6,377	—	23,493
Deferred purchase price obligation	7,272	—	—	—	7,272

Total current liabilities	18,804	32,312	17,207	—	68,323
Long-term debt	214,602	—	—	—	214,602
Other long-term liabilities	7,190	3,119	—	—	10,309

Total liabilities	240,596	35,431	17,207	—	293,234

Total stockholders’ equity	136,998	310,373	62,122	(372,495)	136,998

Total liabilities and stockholders’ equity	$377,594	$345,804	$79,329	$(372,495)	$430,232

IPC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
December 31, 2002

Condensed Consolidating Balance Sheet at December 31, 2002

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash	$12,185	$4,213	$22,361	$—	$38,759
Restricted cash	7,263	—	—	—	7,263
Accounts receivable, net	—	30,349	10,242	—	40,591
Inventories, net	—	26,962	6,584	(3,886)	29,660
Prepaid and other current assets	—	1,059	2,711	—	3,770
Due from affiliate	(38,153)	79,834	(41,681)	—	—

Total current assets	(18,705)	142,417	217	(3,886)	120,043
Investment in subsidiaries	376,911	—	—	(376,911)	—
Property, plant and equipment, net	—	18,530	2,006	—	20,536
Goodwill and intangibles, net	—	201,955	77,951	—	279,906
Deferred financing costs, net	14,528	—	—	—	14,528
Other assets	—	660	172	—	832

Total assets	$372,734	$363,562	$80,346	$(380,797)	$435,845

Liabilities and stockholders’ equity:
Current portion of long-term debt	$7,301	$—	$—	$—	$7,301
Accounts payable, accrued expenses and other current liabilities	760	17,806	10,510	—	29,076
Customer advances and deferred revenue	—	24,976	6,724	—	31,700
Deferred purchase price obligation	7,263	—	—	—	7,263

Total current liabilities	15,324	42,782	17,234	—	75,340
Long-term debt	212,059	—	—	—	212,059
Other long-term liabilities	6,848	3,095	—	—	9,943

Total liabilities	234,231	45,877	17,234	—	297,342

Total stockholders’ equity	138,503	317,685	63,112	(380,797)	138,503

Total liabilities and stockholders’ equity	$372,734	$363,562	$80,346	$(380,797)	$435,845

Condensed Consolidated Statement of Operations
For the Three Months Ended December 31, 2002

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$40,489	$11,721	$(3,827)	$48,383
Cost of goods sold	—	21,916	6,703	(3,330)	25,289

Gross profit	—	18,573	5,018	(497)	23,094
Other operating expenses	—	12,875	3,618	—	16,493

Income (loss) from operations	—	5,698	1,400	(497)	6,601
Interest expense and other, net	(6,300)	(65)	685	—	(5,680)
Income tax provision (benefit)	—	28	1,095	—	1,123

Net income (loss)	$(6,300)	$5,605	$990	$(497)	$(202)

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

December 31, 2002

Condensed Consolidated Statement of Cash Flows
For the Three Months Ended December 31, 2002

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations		Consolidated

Net cash provided by operating activities	$7,764	$6,496	$1,776	$		$16,036
Capital expenditures	—	(798)	(196)		—	(994)

Net cash used in investing activities	—	(798)	(196)		—	(994)
Principal payments on term loan	(1,702)	—	—		—	(1,702)

Net cash used in financing activities	(1,702)	—	—		—	(1,702)
Effect of exchange rate changes on cash	—	125	—		—	125

Net increase in cash	6,062	5,823	1,580		—	13,465
Cash at beginning of period	6,123	(1,610)	20,781		—	25,294

Cash at end of period	$12,185	$4,213	$22,361		$—	$38,759

12. Subsequent Events

Gains Transactions

     On January 22, 2003, IPC Information Systems, Inc. reached an agreement with Gains International (US) Inc. and Gains International (Europe) Limited to co-market voice and data network services to financial institutions in the Americas and Europe. On that same date, entities controlled by Goldman Sachs Capital Partners 2000, or GSCP 2000, and other related funds that own substantially all of the Company’s common stock announced that they had reached an agreement to purchase Gains International (US) Inc., Gains International (Europe) Limited and Gains International Asia Holdings Limited. IPC Information Systems, Inc. also entered into an agreement that grants the Company and IPC Information Systems, Inc. the option to purchase all of the outstanding shares of Gains International (US) Inc. and Gains International (Europe) Limited in December 2003, subject to specified conditions. Both the co-marketing and option agreements are contingent on the closing of the announced sale to the entities controlled by GSCP 2000 and other related funds. The Company may extend loans or a line of credit to Gains International (US) Inc. and Gains International (Europe) Limited; however, the terms of such agreements have not been finalized.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report.

     Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “thinks”, and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other risk factors, including but not limited to those described in our Registration Statement on Form S-4 (333-82540), that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements.

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

Overview

     We are the leader in advanced trading room communications systems known as turret systems, or dealerboards, based on our installed base of approximately 110,000 institutional trading positions worldwide. Our primary business is the design, manufacture, installation and service of turret systems for the trading operations of investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers, and insurance companies. We also install and service the cabling infrastructure and networks within buildings that connect voice and data communications devices for traders and others in the global financial, trading and exchange trading industries.

     Our two major operating units are Trading Systems and Information Transport Systems, or I.T.S. Trading Systems reports (1) sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installation,” and (2) revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes, commonly known as MACs, to existing turret system installations as “Service”. I.T.S. reports (1) revenue from design, integration and implementation of cabling infrastructure projects, including local and wide area networks, and from sales of intelligent network products, such as hubs, bridges and routers, as “Product sales and installation” and (2) revenue from on-site maintenance of customer cable infrastructures and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as “Service”.

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

     Our revenues and operating results could fluctuate significantly from period to period. Given the relatively large sales price of our trading systems and our recognition of revenue only upon completion of installations, a limited number of system installations may account for a substantial portion of revenues in any particular period. As a result of these and other factors, we could experience significant fluctuations in revenues and operating results in future periods. In addition, our customers are concentrated in the global financial, trading and exchange trading industries and our revenues may decline during periods of economic downturn that impact those sectors.

Impact of the IPC Information Systems Acquisition

     During the period that we were owned by Global Crossing, we provided services to Global Crossing at cost and Global Crossing performed certain administrative services on our behalf and allocated a charge for those services to us. Since December 20, 2001, any services we provide to Global Crossing or that Global Crossing provides to us have been on an arm’s-length basis. Since the acquisition of IPC Information Systems was accounted for as an asset purchase, the book value of our assets was adjusted to reflect the allocation of the excess of the purchase price over the net book value of the assets acquired. As a result, our historical results of operations and financial condition are not necessarily indicative of our future results of operations or financial condition. The amounts presented below for the three months ended December 31, 2001 represent the sum of the amounts separately reported for the pre-acquisition period from October 1, 2001 to December 20, 2001 and the post-acquisition period from December 21, 2001 to December 31, 2001.

Recent Events

     On January 22, 2003, IPC Information Systems, Inc. reached an agreement with Gains International (US) Inc. and Gains International (Europe) Limited to co-market voice and data network services to financial institutions in the Americas and Europe. On that same date, entities controlled by Goldman Sachs Capital Partners 2000, or GSCP 2000, and other related funds that own substantially all of our common stock announced that they had reached an agreement to purchase Gains International (US) Inc., Gains International (Europe) Limited and Gains International Asia Holdings Limited. IPC Information Systems, Inc. also entered into an agreement that grants us and IPC Information Systems, Inc. the option to purchase all of the outstanding shares of Gains International (US) Inc. and Gains International (Europe) Limited in December 2003, subject to specified conditions. Both the co-marketing and option agreements are contingent on the closing of the announced sale to the entities controlled by GSCP 2000 and other related funds. We may extend loans or a line of credit to Gains International (US) Inc. and Gains International (Europe) Limited; however, the terms of such agreements have not been finalized.

Comparison of the Three Months (“Q1 2003”) Ended December 31, 2002 to the Three Months (“Q1 2002”) Ended December 31, 2001.

     The following table sets forth, as a percentage of revenue, our condensed consolidated statements of operations for the periods indicated.

	Q1	Q1
	2003	2002

Revenue:
Product sales and installations	49%	66%
Service	51%	34%

	100%	100%

Cost of goods sold (exclusive of depreciation):
Product sales and installations	25%	43%
Service	27%	21%

	52%	64%

Gross profit	48%	36%
Research and development	6%	5%
Selling, general and administrative expense	18%	25%
Depreciation and amortization	10%	15%

Income (loss) from operations	14%	(9%)
Other income (expense):
Interest expense, net	(13%)	(9%)
Other income, net	1%	0%

Income (loss) before income taxes	2%	(19%)
Income tax expense (benefit)	2%	(2%)

Net income (loss)	0%	(17%)

Revenue

     The following table sets forth our consolidated revenue and revenue as reported for our two major operating units.

	Consolidated

	Q1	Q1	$	%
(dollars in thousands)	2003	2002	Change	Change

Revenue:
Product sales and installations	$23,751	$48,166	$(24,415)	(51%)
Service	24,632	24,943	(311)	(1%)

Total	$48,383	$73,109	$(24,726)	(34%)

	Trading Systems Division

	Q1	Q1	$	%
	2003	2002	Change	Change

Revenue:
Product sales and installations	$21,009	$37,067	$(16,058)	(43%)
Service	21,516	20,482	1,034	5%

Total	$42,525	$57,549	$(15,024)	(26%)

		I.T.S. Division

	Q1	Q1	$	%
	2003	2002	Change	Change

Revenue:
Product sales and installations	$2,742	$11,099	$(8,357)	(75%)
Service	3,116	4,461	(1,345)	(30%)

Total	$5,858	$15,560	$(9,702)	(62%)

Consolidated

     The decrease in product sales and installation revenue in Q1 2003 from Q1 2002 is primarily due to a higher volume of large installation projects completed in Q1 2002 as compared to Q1 2003. Service revenue remained flat in Q1 2003 from Q1 2002, with an increase in Trading Systems service revenue offsetting a decrease in service revenue for our I.T.S. unit. In addition, Q1 2002 installation and service revenues were higher than installation and service revenues in Q1 2003, principally due to disaster recovery projects associated with the events of September 11th, 2001.

     The uncertainty from the events of September 11th, 2001, combined with the overall decline in the global economy, has caused our customers to extend their planning and implementation cycles. While we expect this downward trend to continue, there can be no certainty as to the degree or duration of this downturn. We continue to expect our fiscal year 2003 revenues to be down 7-12% compared to fiscal year 2002; however, the actual decline in fiscal year 2003 revenues could be greater.

Trading Systems

     The decrease in product sales and installation revenue in Q1 2003 from Q1 2002 is primarily due to the higher volume of large installation projects completed in Q1 2002 for disaster recovery projects resulting from the events of September 11th, 2001.

     The increase in service revenue in Q1 2003 from Q1 2002 is primarily due to growth in our existing customer base, recovery of revenue lost as a result of the events of September 11th, 2001, and the purchase of the Hitachi, Ltd. trading system service base outside of Japan in March 2002.

I.T.S.

     The decrease in product sales and installation revenue in Q1 2003 from Q1 2002 is primarily due to three large projects totaling $6.8 million completed during Q1 2002, while there were no product installation projects of comparable size completed in Q1 2003. In addition, there was a higher volume of medium-size projects under $1.0 million completed in Q1 2002 as compared to Q1 2003. We believe the decline in large and medium-size projects was caused by the general decline in the real estate and construction activities within our customer base.

     The decrease in service revenue in Q1 2003 from Q1 2002 is primarily due to the additional customer service that was required in Q1 2002 as a result of the events of September 11th, 2001.

Cost of Revenue

     The following table sets forth our consolidated cost of revenue (excluding depreciation and amortization) and our cost of revenue (excluding depreciation and amortization) as reported for our two major operating units (1) (including the amortization of inventory step-up for Q1 2002, and (2) excluding the amortization of inventory step-up for Q1 2002 (which is an alternate presentation of our cost of revenue and is not a financial measure under Generally Accepted Accounting Principles; we believe this presentation is frequently used by securities analysts, investors and other interested parties in evaluating our cost of revenue).

	Consolidated

	Q1	% of	Q1	% of	%	Q1	% of	Q1	% of	%
	2003	Rev.	2002	Rev.	Change	2003	Rev.	2002	Rev.	Change

(dollars in thousands)		(including amortization of inventory step-up)					(excluding amortization of inventory step-up)

Product sales and installations	$12,254	52%	$31,542	65%	(13%)	$12,254	52%	$24,755	51%	1%
Service	13,035	53%	15,220	61%	(7%)	13,035	53%	14,989	60%	(7%)

Total	$25,289	52%	$46,762	64%	(12%)	$25,289	52%	$39,744	54%	(2%)

	Trading Systems Division

	Q1	% of	Q1	% of	%	Q1	% of	Q1	% of	%
	2003	Rev.	2002	Rev.	Change	2003	Rev.	2002	Rev.	Change

		(including amortization of inventory step-up):					(excluding amortization of inventory step-up):
Product sales and installations	$9,679	46%	$21,712	59%	(13%)	$9,679	46%	$15,553	42%	4%
Service	10,065	47%	11,238	55%	(8%)	10,065	47%	11,026	54%	(7%)

Total	$19,744	46%	$32,950	57%	(11%)	$19,744	46%	$26,579	46%	0%

	I.T.S. Division

	Q1	% of	Q1	% of	%	Q1	% of	Q1	% of	%
	2003	Rev.	2002	Rev.	Change	2003	Rev.	2002	Rev.	Change

		(including amortization of inventory step-up):					(excluding amortization of inventory step-up):
Product sales and installations	$2,575	94%	$9,830	89%	5%	$2,575	94%	$9,202	83%	11%
Service	2,970	95%	3,982	89%	6%	2,970	95%	3,963	89%	6%

Total	$5,545	95%	$13,812	89%	6%	$5,545	95%	$13,165	85%	10%

Consolidated

     Consolidated cost of revenue (including the amortization of inventory step-up) in Q1 2003 decreased from consolidated cost of revenue in Q1 2002. This decrease reflects a charge in Q1 2002 resulting from the amortization of the step-up in inventory of $7.0 million (relating to the IPC Information Systems Acquisition in December 2001). There was no similar amortization charge in Q1 2003. The purchase accounting inventory fair-value step-up is a non-cash GAAP adjustment that is recorded when a company is acquired as we were in Q1 2002.

     Consolidated product sales and installation cost of revenue (excluding the inventory step-up and depreciation and amortization) as a percentage of revenue was consistent in Q1 2003 as compared to Q1 2002, primarily due to a higher percentage of Trading System revenue than ITS revenue in Q1 2003 as compared to Q1 2002. Trading System revenue has a lower cost of revenue than ITS revenue because of higher margins associated with turret sales.

     Consolidated service cost of revenue (excluding the inventory step-up and depreciation and amortization) as a percentage of revenue decreased in Q1 2003 from Q1 2002, primarily due to an increase in contract maintenance services for our Trading Systems unit, which have a higher gross profit margin than non-contract MAC services.

Trading Systems

     Trading Systems product sales and installation cost of revenue (excluding the inventory step-up and depreciation and amortization) as a percentage of revenue increased in Q1 2003 from Q1 2002 primarily due to a $16.1 million decrease in product sales and installation revenue in Q1 2003 as compared to Q1 2002, while our fixed product sales and installation costs remained consistent in both periods.

     Trading Systems service cost of revenue (excluding the inventory step-up and depreciation and amortization) as a percentage of revenue decreased in Q1 2003 from Q1 2002 primarily due to an increase in contract maintenance services, which have a higher gross profit margin than non-contract MAC services.

I.T.S.

     I.T.S. product sales and installation cost of revenue (excluding the inventory step-up and depreciation and amortization) as a percentage of revenue increased in Q1 2003 from Q1 2002, primarily due to an $8.4 million decrease in revenue in Q1 2003 as compared to Q1 2002 while our fixed product and installation costs remained consistent in both periods.

     I.T.S. service cost of revenue (excluding the inventory step-up and depreciation and amortization) as a percentage of revenue increased in Q1 2003 from Q1 2002 primarily due to the general decline in the real estate and construction activities within our customer base.

\

Research and Development Expense

	Consolidated

	Q1	Q1	$	%
(dollars in thousands)	2003	2002	Change	Change

Research and development	$2,735	$3,825	$(1,090)	(29%)

     Research and development efforts are focused on the next generation of the Trading Systems products, applications, and enhancements of our current product lines. Research and development expenses decreased in Q1 2003 from Q1 2002, due primarily to planned reductions of both headcount and discretionary spending.

Selling, General and Administrative Expense

	Consolidated

	Q1	Q1	$	%
(dollars in thousands)	2003	2002	Change	Change

Selling, general & administrative expense	$8,730	$18,169	$(9,439)	(52%)

     Selling, general and administrative expenses decreased in Q1 2003 from Q1 2002, as the 2002 period included $2.5 million of employee bonuses related to the IPC Information Systems Acquisition and a $6.9 million charge for corporate related services from Global Crossing.

Depreciation and Amortization

	Consolidated

	Q1	Q1	$	%
(dollars in thousands)	2003	2002	Change	Change

Depreciation and amortization	$5,028	$11,292	$(6,264)	(55%)

     The decrease in depreciation and amortization in Q1 2003 from Q1 2002 is primarily due to the adoption of SFAS No.142 on November 15, 2001 (the date of initial capitalization), in which goodwill and indefinite lived intangible assets are no longer subject to periodic amortization, as well as a change in the carrying amount of amortizable intangible assets resulting from the IPC Information Systems Acquisition.

Interest Expense, net

	Consolidated

	Q1	Q1	$	%
(dollars in thousands)	2003	2002	Change	Change

Interest expense, net	$6,205	$6,836	$(631)	(9%)

     The decrease in interest expense, net in Q1 2003 from Q1 2002 is primarily due to the fact that interest charged on our outstanding senior subordinated notes and indebtedness under our senior secured credit facilities is lower than the amounts charged by Global Crossing for cash funding of our operations.

Provision for Income Taxes

     Our effective tax rate for Q1 2003 was 121.9% compared to 9.4% for Q1 2002. The comparability of these periods is significantly impacted by the IPC Information Systems Acquisition and reflects the tax impact of the purchase accounting for the IPC Information Systems Acquisition. Our effective tax rate reflects our federal and state taxes, non-deductibility of our foreign losses for federal tax purposes and the non-deductibility of certain expenses which, combined with the lower absolute amount of pre-tax income for Q1 2003 as compared to the absolute amount of pre-tax loss for Q1 2002, generates a more significant impact on our effective tax rate in Q1 2003 than Q1 2002.

Liquidity and Capital Resources

     Cash provided by operating activities was $16.0 million for Q1 2003 as compared to $14.8 million for Q1 2002. This increase of $1.2 million principally reflects a narrower net loss in Q1 2003 as compared to Q1 2002, combined with the reduction of accounts receivable through improved collections. This increase was partially offset by an increase in inventory in Q1 2003 combined with decreased levels of accounts payable and accrued expenses.

     Cash used in investing activities was $1.0 million for Q1 2003 as compared to $351.6 million for Q1 2002. Cash used in investing activities for Q1 2003 related exclusively to capital expenditures. Cash used in investing activities for Q1 2002 related almost exclusively to cash used to fund the IPC Information Systems Acquisition.

     Cash used in financing activities was $1.7 million for Q1 2003 as compared to cash provided by financing activities of $359.8 million for Q1 2002. Cash used in financing activities in Q1 2003 represented repayment of principal as required under the terms of our senior secured credit facilities. Cash provided by financing activities in Q1 2002 included $140 million of common equity contribution from a group led by GSCP 2000 and its affiliates, the proceeds from the sale of $150 million of senior subordinated notes, and the borrowing of $105 million under our senior secured credit facilities. These inflows were partially offset by outflows of $15.1 million of intercompany activity that occurred prior to the IPC Information Systems Acquisition and issuance costs for the financing of the IPC Information Systems Acquisition.

     The effect of exchange rate changes on cash represents increases and decreases in various currencies when translated into US dollars. As an international company, we are subjected to currency fluctuation risk, which resulted in a net increase of cash of approximately $0.1 million in Q1 2003 as compared to a decrease of $1.7 million in Q1 2002. Currently our largest currency exposure is to the British Pound. The recent appreciation of the British Pound against the US Dollar is largely responsible for the Q1 2003 effect of exchange rate changes on cash.

     We expect that our capital expenditures for fiscal year 2003 will be approximately $6.0 million; however, we cannot give any assurance that actual capital expenditures may not be greater. We expect that capital expenditures will be comparable in the next few years. We have no off balance sheet arrangements or other relationships with unconsolidated affiliates.

     Our primary future uses of cash will be to fund interest expense and principal repayments on our debt, capital expenditures, research and development efforts and working capital and as needed for potential strategic acquisitions and/or alliances. Our primary future sources of cash will be cash flows from operations and, if necessary, borrowings under the revolving credit facility. At December 31, 2002, we had $38.8 million of unrestricted cash and $7.3 million of restricted cash remaining from the $20.8 million deferred purchase price obligation to Global Crossing. The restricted cash balance relates to the deferred purchase obligation under the purchase agreement. While we structured the purchase agreement so that we retain ownership of the deposited funds, there can be no assurance that a contrary position will not be taken in Global Crossing’s bankruptcy case. As of December 31, 2002, we have paid approximately $13.5 million of the contingent liabilities related to the deferred purchase obligation. Additionally, we had liquidity available to us of $10.7 million through the $15 million revolving credit facility under our senior secured credit facilities under which there were no amounts outstanding at December 31, 2002. ($15 million revolving credit facility reduced by outstanding letters of credit of $4.3 million at December 31, 2002).

     Our ability to make payments on our indebtedness, including the senior subordinated notes, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future, which is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     We believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our current and long-term liquidity needs. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the senior subordinated notes, or to fund our other liquidity needs. Although there are no ratings triggers in our senior secured and unsecured financing agreements, we may need to refinance all or a portion of our indebtedness, including the senior subordinated notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the senior subordinated notes, on commercially reasonable terms, or at all.

     We have received notices of taxes due from various jurisdictions related to Federal and state payroll taxes, state income taxes, state sales taxes, VAT, and income taxes in several foreign countries. These notices are for periods prior to the IPC Information Systems Acquisition. Under the purchase agreement, Global Crossing is responsible for payment of those taxes. Since Global Crossing is now under bankruptcy protection, the bankruptcy court must approve any such tax payments by Global Crossing for periods prior to the commencement of Global Crossing’s bankruptcy case. If the bankruptcy court does not approve Global Crossing’s payment of all amounts that are due with respect to these taxes, these jurisdictions may proceed against the Company for these amounts. Furthermore, if the purchase agreement is rejected by Global Crossing in the bankruptcy proceeding (which rejection the Company is contesting), Global Crossing may avoid its obligations to pay the taxes and to indemnify us for payment of the taxes. Through January 31, 2003, the aggregate amount of taxes for which we have received notices is approximately $6.5 million and such amount is accrued in our consolidated balance sheet. The ultimate settlement of these liabilities may be for amounts which are different from the amounts presently recorded.

     Additionally, certain tax returns for periods prior to the IPC Information Systems Acquisition are not yet due and have yet to be filed by Global Crossing pursuant to the purchase agreement. Global Crossing has informed us that as a result of its rejection of the purchase agreement, it may not include IPC Information Systems, Inc. and its subsidiaries in such tax returns. If the purchase agreement is rejected, and unless otherwise required or permitted by law, Global Crossing will no longer be obligated to include IPC Information Systems, Inc. and its subsidiaries in certain of Global Crossing’s tax returns for periods prior to the IPC Information Systems Acquisition, and as a result, IPC Information Systems, Inc. may be required to pay certain taxes which we estimate could be in the range of $0 to $36 million. These taxes could have a material adverse effect on our financial condition and results of operations, and could require us to seek financing to pay any additional pre-acquisition tax liabilities.

Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Payments Due by Period

		Less than	1-3	4-5
Contractual Obligations:	Total	1 year	years	years	After 5 years

Deferred Compensation Agreements	$5,509	$540	$970	$1,011	$2,988
Long-Term Debt	219,360	5,476	14,602	49,282	150,000
Operating Leases	26,313	3,805	8,205	6,302	8,001

Total Contractual Cash Obligations	$251,182	$9,821	$23,777	$56,595	$160,989

	Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1-3	4-5
Other Commercial Commitments:	Committed	1 year	years	years	Over 5 years

Line of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	4,250	4,250	—	—	—
Guaranties for Global Crossing Affiliates	7,613	3,496	4,117	—	—

Total Commercial Commitments	$11,863	$7,746	$4,117	$—	$—

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No.143, “Accounting for Asset Retirement Obligations”, which requires entities to record the fair value of the estimated liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes an amount equal to the present value of the estimated liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We adopted SFAS 143 on October 1, 2002. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

     In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, “Accounting for Impairment of Long Lived Assets” and the accounting and reporting provisions of APB Opinion No.30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). This statement was adopted by us on October 1, 2002. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion 30”). Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS 145. This statement was adopted by us on October 1, 2002. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. This statement was adopted by us on December 31, 2002. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

     In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements”. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes”. We are assessing, but at this point do not believe the adoption of EITF 00-21 will have a material impact on our condensed consolidated financial statements.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and we have adopted those requirements for our financial statements included in this Form 10-Q. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 is not expected to have a material impact on our condensed consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 is not expected to have a material impact on our condensed consolidated financial statements.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

     Revenue from product sales and installation is recognized upon completion of the installation, except for revenue from sales of turret products to distributors, which is recognized upon shipment. Under contract provisions, customers are progress-billed prior to the completion of the installation. The revenue related to such advance payments is deferred until system installation is completed. All costs incurred on uncompleted contracts are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes, or MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services.

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

     For periods prior to the acquisition of IPC Information Systems, we had filed a consolidated federal tax return and separate and combined state tax returns with our parent. For purposes of the accompanying combined financial statements for the period October 1, 2001 to December 20, 2001, income taxes have been prepared in accordance with SFAS No.109, “Accounting for Income Taxes” and SEC Staff Accounting Bulletin Topic 1B, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries”, utilizing the separate return method. Resulting payables for taxes have been recorded as adjustments to the intercompany accounts. For periods subsequent to December 20, 2001, we are required to file separate stand-alone tax returns.

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

     The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of our long-term debt is shown below. Due to current economic conditions, the fair value of our senior subordinated notes and our senior secured credit facilities are below their carrying amounts. Although there were reductions in the prime and LIBOR interest rates in the period from issuance on December 20, 2001 to December 31, 2002, they did not affect the interest rate on our senior secured credit facilities.

	Fair Value			Future Principal Payments
	on December
(dollars in millions)	31, 2002	2003	2004	2005	2006	2007	Thereafter	Total

Long-Term Debt:
Fixed Rate:
Senior Subordinated Notes, interest payable at 11.50%, maturing 2009	$128.3	$—	$—	$—	$—	$—	$150.0	$150.0

Variable Rate:
Senior Secured Credit Facilities Term Loan (7.50% at December 31, 2002)	$68.7	$5.5	$7.3	$7.3	$37.4	$11.9	$—	$69.4

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days preceding the filing date of this report, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-14 and 15d-14. The evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) was made known to them by others within the Company’s consolidated group during the period in which this report was being prepared and that the information required to be included in the report has been recorded, processed, summarized and reported on a timely basis.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

Part II – Other Information:

Item 1. Legal Proceedings

     Except as described below and with respect to proceedings in the Global Crossing bankruptcy, we are not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business. We believe these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations.

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

Item 2.	Changes in Securities and Use of Proceeds None

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information None

Item 6.	Exhibits and Reports on Form 8-K

(A)	EXHIBITS
99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	REPORTS ON FORM 8-K The Company has filed no reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Acquisition Corp.

Dated: February 14, 2003	By:	/s/ TIMOTHY WHELAN

Timothy Whelan Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Certifications

I, Greg Kenepp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IPC Acquisition Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ GREG KENEPP Greg Kenepp President and Director

I, Timothy Whelan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IPC Acquisition Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ TIMOTHY WHELAN Timothy Whelan Chief Financial Officer