Form 10-K/A
period 2002-09-30
IPC ACQUISITION CORP
filed 2003-04-04
CIK 1166720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

     IPC Acquisition Corp. filed its original Annual Report on Form 10-K for the year ended September 30, 2002 with the Securities and Exchange Commission on December 30, 2002. This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed solely for the purpose of responding to comments of the Commission. In order to preserve the nature and character of the disclosures as of December 30, 2002, except as specifically discussed in this Amendment No. 1 to the Annual Report on Form 10-K/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on December 30, 2002. Accordingly, this Amendment No. 1 to the Annual Report on Form 10-K/A should be read in conjunction with the Company’s subsequent filings with the Commission.

IPC ACQUISITION CORP.
FORM 10-K/A
For the Fiscal Year Ended September 30, 2002
INDEX

PART I

Item 1. Business

Overview

     Our primary business is the design, manufacture, installation and service of turret systems for the trading operations of the financial community, which consists of investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers and insurance companies. Turrets are specialized telephone systems that are designed for high reliability and provide users instant access to hundreds of dedicated telephone lines that are directly connected to other trading partners and customers. Traders, brokers and salespersons occupy desks known as trading positions from which they trade various financial instruments including stocks, bonds, currencies, and futures using turrets. We are the leader in the turret industry, based on our base of approximately 110,000 turrets installed in trading positions worldwide. We also install and service the cabling infrastructure and networks within buildings that connect voice and data communications devices for traders and others in the global financial, trading and exchange trading industries. Our customers include JPMorgan Chase, Morgan Stanley, Deutsche Bank, Barclays Bank, Bear Stearns, Citigroup/Salomon Smith Barney, Goldman Sachs, Lehman Brothers, Dresdner Bank and Bank of America. We have offices in 18 major financial centers and our installed base of turret systems is located in 49 countries, with the majority located in the United States. In previous reports, we calculated the number of our customers based on the number of locations in which we provided maintenance, service and support. Going forward, we will calculate the number of our customers based on the number of companies to whom we provide maintenance, service and support. As of September 30, 2002, we provide maintenance, service and support to more than 705 customers.

     We manage our business through two major operating units called Trading Systems and Information Transport Systems, or I.T.S. For the period from November 15, 2001 (date of initial capitalization) to September 30, 2002, Trading Systems accounted for approximately 83% of our revenues and approximately 99% of our net loss and I.T.S. accounted for approximately 17% of our revenues and approximately 1% of our net loss.

     Our operations include both domestic and international sales. For the period from November 15, 2001 (date of initial capitalization) to September 30, 2002, domestic sales accounted for approximately 74% of our total consolidated revenues and international sales accounted for approximately 26% of our total consolidated revenues. Sales in the United Kingdom accounted for approximately 17% of our total consolidated revenues, or approximately 67% of our international revenues during this period.

     For the 2001 fiscal year, we had a working capital deficit of approximately $52 million, a net loss of approximately $13 million and an accumulated deficit of approximately $33 million. For the period from November 15, 2001 (date of initial capitalization) to September 30, 2002, we had a working capital surplus of approximately $44 million, a net loss of approximately $9 million and an accumulated deficit of approximately $9 million.

History

     Our business was established in 1973 as Interconnect Planning Corporation to provide telephone equipment specifically designed for the financial trading community. The business originally went public in 1983. In 1986, it was acquired by Contel Corporation and became known as Contel IPC. Shortly thereafter, Contel IPC opened our current manufacturing facility in the United States and commenced operations in the United Kingdom. In 1990, Contel was acquired by GTE, and in October 1991, GTE sold the business to Richard and Peter Kleinknecht and others who renamed the business IPC Information Systems, Inc. In October 1994, IPC Information Systems, Inc. completed an initial public offering, and in April 1998, Citicorp Venture Capital Ltd. acquired the business. In December 1998, we purchased the assets of Reuters Voice Systems, a business unit of Reuters Group PLC, which included 9,000 trading positions. In June 1999, we acquired V-Band Corporation, which included 17,000 trading positions. In June 2000, IPC Information Systems, Inc. was acquired by Global Crossing Ltd., and in July 2001, Global Crossing sold our Asian operations to Asia Global Crossing Ltd. In November 2001, IPC Acquisition Corp. was incorporated by a group led by Goldman Sachs Capital Partners 2000, or GSCP 2000, and other private equity funds affiliated with Goldman, Sachs & Co., to acquire from Global Crossing Ltd. and its affiliates 100% of the common stock of IPC Information Systems, Inc., 100% of the ordinary shares of Asia Global Crossing IPC Trading Systems Australia Pty Ltd. and various assets related to the operation of these businesses. IPC Acquisition Corp. did not have any assets or operations prior to its acquisition of IPC Information Systems. In December 2001, Global Crossing and its affiliates sold IPC Information Systems to IPC Acquisition Corp. These acquired businesses are hereinafter collectively referred to as IPC Information Systems. In March 2002, we purchased the international customer base and related assets of the turret business of Hitachi, Ltd., which included approximately 1,800 positions.

TRADING SYSTEMS

     Our Trading Systems unit designs, manufactures, sells, installs and maintains turret systems. Turrets are specialized telephone systems that are designed for high reliability and provide users with instant access to hundreds of dedicated telephone lines that are directly connected to other trading partners and customers. Traders, brokers and salespersons occupy desks known as trading positions from which they trade various financial instruments, including stocks, bonds, currencies, and futures using turrets. Our turret systems can support up to 4,000 trading positions and 23,000 telephone lines, and can be networked to build one integrated trading floor across multiple sites. The largest trading floor that currently uses our products has approximately 2,500 trading positions and approximately 14,600 telephone lines. These turret systems incorporate a proprietary design, including many features designed to increase trader productivity, such as (1) expanded access to telephone lines, (2) rapid call completion, (3) high voice quality, (4) built-in redundancy, (5) trader mobility, (6) personalized call button layouts and (7) the ability to implement system upgrades via software changes as opposed to hardware changes. We anticipate that the continuing emphasis on disaster recovery and contingency planning will lead to increased purchases of new turret systems and related services by our customers.

     Industry Overview

     The turret systems industry is characterized by a small number of manufacturers who have developed highly specialized voice communications systems sold primarily to companies in the financial community, which consists of investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers and insurance companies. Traders require highly reliable, “non-blocking” simultaneous access to multiple lines which cannot be provided by traditional telephone systems used by companies. Turret systems must be highly reliable because of the time-sensitive nature of trading activity and the high potential opportunity cost of a service outage. As a result, product reliability is one of the most significant factors in choosing among turret system vendors. Other factors include service quality and the ability to provide a standardized technology platform on a global basis. We believe our market leadership is based on our success in meeting customer requirements.

     We have found that demand for new turret systems is primarily event-driven. We believe the key events that drive demand are: (1) physical facility moves of trading positions and (2) the addition of new trading positions due to customer growth. Facility moves are triggered primarily by (a) beneficial real estate pricing or lease/sublease arrangements, (b) merger and acquisition activity among firms, (c) obsolescence of trading facilities and (d) headcount changes beyond current facility capacity. Disaster recovery and contingency planning have gained increasing importance among our customers and we anticipate increased growth in this area. In addition, categories such as derivatives, the emergence of new specialty firms, such as sector-focused hedge funds, and the expansion of firms internationally drive new purchase orders for turret systems. Demand is also fueled by customer decisions to upgrade technology and standardize trading platforms worldwide.

     Organizational Structure

     Trading Systems has five major focus areas:

     •Advanced Communication Systems. We provide highly reliable voice communications between institutional traders, their trading counterparties and their associated middle and back office support personnel. Our flagship Alliance MX turret system is used by the majority of our existing customers and we believe it is currently the industry’s most widely used turret system. To meet evolving client needs, we have also expanded our equipment portfolio to include both turrets and other products that integrate voice, data, and video at the trading position utilizing Voiceover Internet Protocol, or VoIP, technology. VoIP is the method by which voice communication is delivered using the Internet Protocol, or IP, which is the method by which data is sent from one computer to another over the Internet. Our VoIP turret system offering, known as the IQMX, is the first turret in the industry to utilize VoIP technology. To date, we have sold approximately 6,100 IQMX positions.

     •Application Development. We develop applications that integrate our turret systems products and services into our customers’ business environments. We design proprietary applications for critical processes that automate trading functions to maximize user efficiency. Our application development services are a strategic extension of our turret voice systems, providing value-added software applications that converge voice and data applications in the trading environment. Along with IQMX, we offer our application module, which allows our customers to utilize a full suite of software products. These software products provide a broad range of options ranging from custom-developed applications to “shrink-wrapped” solutions. In addition, we have published our application program interface, or API, to allow third-party software vendors to deploy software solutions that interoperate with our turret systems products.

     •Rich Media Delivery. Rich media delivery allows traders, brokers and other salespersons in the financial trading industry to access IP-based media services, including broadcast television and streaming online programming. Enabled by broadband IP connectivity, we believe Rich Media services are beginning to change the way people communicate and access information. We plan to address this market opportunity through IQMX and its associated applications module. Our high-speed IP connection to the trading position and its associated real-time display enables us to develop and deliver a variety of these services.

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

     •Service and Support. We provide contract-based maintenance services for a majority of our installed base and realize recurring revenues through these contracts, after an initial one-year warranty period. Service and support are an important part of Trading Systems’ value and are provided by a global operations organization that supports clients and products deployed in 34 countries. Because of the mission-critical nature of our products, the service levels we provide are higher than those typically available for other commercial products. We also receive additional revenues through moves, adds and changes, or MACs, to the installed base.

     Competition

     In the worldwide market for turret systems, our principal competitor is Syntegra, an affiliate of British Telecom. While we and Syntegra are the two largest providers of turret equipment and service worldwide, there are smaller competitors that have historically achieved strong market shares in their respective domestic markets. These competitors include Etrali S.A., an affiliate of France Telecom, Hitachi Ltd., and Siemens A.G. In the future, we expect additional competition from start-up entities and others that are developing both equipment and software based products and service offerings, including call center systems and other telephony software and equipment focused on deployment over the Internet. Although competitive pricing pressures could cause us to lose market share to these companies, we believe we are able to compete effectively due to the high quality of our products, our experience and reputation for providing outstanding service, our ability to provide a standardized technology platform on a global scale and our investment in research and development to focus on new products and technologies. It has been those competitive strengths that have enabled us to be the industry leader in the turret market.

     Products and Services

     Our Trading Systems unit designs, manufactures, installs and maintains turret systems, highly specialized telephone systems that are used by traders, brokers and other salespersons in the financial trading industry to trade financial instruments, including stocks, bonds, currencies and futures. Within the trading operations of the financial community, traders, brokers and salespeople occupy desks known as trading positions from which they trade various financial instruments including stocks, bonds, currencies, and futures. A variety of equipment is located on top of these desks to enable traders to obtain information and communicate when making trades. This equipment includes computers, market data screens and turrets (known in Europe as dealerboards). Turrets are specialized telephone systems that are designed for high reliability and provide users instant access to hundreds of dedicated telephone lines that are directly connected to other trading partners and customers.

     Key features of our turret systems include:

     Reliability. On a trading floor, a lost connection could result in a lost transaction, and the outage of the entire telecommunications system would mean that the traders would not be able to make transactions in response to real time market conditions, which could be extremely damaging to a trading firm from a financial and reputational perspective. Our turret systems are designed with redundant equipment and circuitry with parallel internal transmission paths. This architecture is designed to ensure that no single failure within the system can cause a failure of the entire system.

     Call Capacity. Our turret systems are designed to allow every user to be on one or more telephone lines simultaneously without call blocking or a degradation of call setup speed. A typical turret system has two handsets for conversation and a number of speaker channels available for monitoring a large number of telephone lines. The turret system also allows many connections to be in progress simultaneously. For example, a broker may have a buyer on the left handset and a seller on the right handset while monitoring speaker channels for other trading activity. The Tradenet MX and the Alliance MX systems, discussed below, are designed to support up to 23,000 telephone lines in simultaneous use by up to 2,000 and 4,000 trading positions, respectively.

     User Programmability and Mobility. Our turret systems allow each trader to customize the system with personal speed-dial and direct connections and associated displays, and to store personal settings in memory in the system’s backroom switching equipment. A trader can access his customized settings from any other turret on the system at the same location or at any remote network-linked location.

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

     °The 4-Channel Speaker Module consists of four programmable channels, volume control knobs and a speaker. Additional speakers can be added to support up to 16 channels per position.

     °The Button Module includes 30 hard buttons that may access up to 600 lines across multiple pages and an integrated 8-channel speaker module.

     Customers can combine these modules for flexibility to meet a trader’s button and speaker requirements.

     •Voice Trading Systems—Desktop Trading Consoles. We have developed a variety of desktop trading consoles including:

     °ICMX. The ICMX is a VoIP intercom module built for the Alliance MX platform. It extends intercom functionality to managers, support staff and other non-traders, providing hands-free communication between sites, a unified numbering plan, group calls and all calls and support for hoot and holler applications, an open broadcast system which allows a trader to communicate with a large group of other traders located around the world.

     °MX Slimline. MX Slimline consoles offer the same basic features and functions as our IQMX turret offering, with more traditional network connections as opposed to VoIP.

     °Slimline ClearDeal. The Slimline ClearDeal speaker is similar in operation to the IQMX 4-channel speaker, but with a capacity of 8 speaker channels. Like the MX Slimline turret, the ClearDeal does not make use of VoIP technology.

     °TradePhone MX. The TradePhone MX is a multi-button telephone that is designed to operate with both the Tradenet MX and the Alliance MX switching platforms. This product is targeted at support personnel located off the trading floor who communicate directly with traders. The TradePhone MX is a cost effective solution that provides the functionality of a turret system in a scaled down version.

     °ExchangeFone. Specialized products such as our ExchangeFone telephone system were designed specifically for exchange floors and work with our Alliance MX voice trading system and the Tradenet MX.

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

     °Alliance MX. Introduced in 1997, the Alliance MX offers all of the same functionality as the Tradenet MX but provides higher density configurations, four times the switching bandwidth, universal slots, on-demand selective recording and a simplified power distribution system.

     °Alliance VS/MX. Alliance VS/MX is the backroom switching platform offered to small offices with up to 32 traders. The Alliance VS/MX system chassis is housed in a reduced size cabinet and plugs into a standard electrical outlet. Alliance VS/MX is a digital connectivity panel with universal slots which enables it to provide traditional voice functions and gives it the ability to act as a gateway to the data network.

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

     •CTI Solutions. Computer telephony integration, or CTI, is the method by which computers communicate with telephone systems. We have developed hardware and software applications utilizing CTI to complement our turret systems.

     °TradeSmart CTI. The TradeSmart CTI is a suite of software applications that allows traders and their support staff to enhance their productivity, profitability and effectiveness. These applications allow traders to, among other things, prioritize incoming calls to maximize profitability, as well as provide a call log history that gives traders information on the nature of incoming calls.

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

     •TradeCentral Applications Platform and IP-Video. We have also developed video applications to complement our turret systems. The first applications were launched in June 2002:

     ° TraderVision ™ streaming video. TraderVision is a video application that allows traders to access media services, including broadcast television and streaming online programming via the IQMX applications module. Up to 30 channels are supported.

     ° TradeCentral ™ applications platform. TradeCentral is the platform used to operate applications on the IQMX applications module. It also permits third-party software vendors to deploy software solutions that operate on our IQMX applications module.

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

INFORMATION TRANSPORT SYSTEMS

     Our I.T.S. unit provides physical connectivity within buildings among both voice and data communications devices, including turret systems, telephone switching equipment, traditional telephone systems, facsimile machines, computer networks and video conference facilities. The I.T.S. organization targets its business towards medium to large companies in the New York metropolitan area. I.T.S. also bundles its services with Trading Systems products so that customers, construction consultants and general contractors can benefit from a turnkey trading floor solution from a single vendor. Because information and communications systems are mission-critical functions, many customers prefer that the same company installs and maintains their turret systems and the cabling that supports them.

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

     Competition

     We have many competitors in the I.T.S. business due to the highly fragmented nature of the data networking market, which includes both large public telecommunications companies and privately held electrical providers. Although a number of companies compete for parts of our I.T.S. business, and may have greater resources and skill sets, we believe that our expertise and our ability to support the full range of data network design and installation requirements of large national and international customers enable us to compete effectively in this market.

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

     •Cabling Infrastructure. Cabling infrastructure provides physical connectivity within buildings among communications devices, including turret systems, telephone switching equipment, traditional telephone systems, facsimile machines, computer networks and video conference facilities. Providing a customer with cabling infrastructure includes several distinct phases: network design, documentation, installation, certification and ongoing service and maintenance. We offer our cabling infrastructure customers design input on various system elements, including diversity of cable routing, uninterruptible power systems, security safeguards and cable management systems.

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

Customers

     Our customers are concentrated primarily in the global financial, trading and exchange trading industries, which include investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers, and insurance companies. We also provide equipment and services to commodity trading operations in non-financial firms. Historically, almost all of our consolidated revenues have been derived from sales to customers in the financial trading community. Our customers include JPMorgan Chase, Morgan Stanley, Deutsche Bank, Barclays Bank, Bear Stearns, Citigroup/Salomon Smith Barney, Goldman Sachs, Lehman Brothers, Dresdner Bank and Bank of America, which are our top 10 customers for the 2002 fiscal year. These customers accounted for 43% of our consolidated revenue in the 2002 fiscal year. For the 2002 fiscal year, no customer accounted for 10% or more of our total consolidated revenues.

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

     As of September 30, 2002, approximately 350 of our United States workers are represented by collective bargaining units, including approximately 310 workers who are retained under labor pooling agreements that IPC Information Systems, Inc. has entered into with Kleinknecht Electric Company, a New York corporation, or KEC-NY, and Kleinknecht Electric Company, a New Jersey corporation, or KEC-NJ, each a former affiliate of ours and companies owned by one of our minority stockholders. Under these agreements, KEC-NY and KEC-NJ are signatories to collective bargaining agreements with the union locals that represent these employees. In addition, pursuant to these agreements, KEC-NY and KEC-NJ are responsible for paying our employees, remitting payroll taxes and making any required contributions to any union benefit plans covering the employees. We reimburse KEC-NJ and KEC-NY for these expenses, pay them a total fee of $50,000 per month and have agreed to indemnify them for liabilities related to our employees. IPC Information Systems, Inc. has a standby letter of credit in place in favor of KEC-NY and KEC-NJ in an amount of $1.5 million for labor compensation and benefits related to these employees. The agreements also require IPC Information Systems, Inc. to indemnify the shareholders of KEC-NJ and KEC-NY for losses, up to $5 million, in the event we breach the agreement or otherwise cause the shareholders to be subject to multi-employer pension plan withdrawal liability under Title IV of the Employee Retirement Income Security Act of 1974, as amended.

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

     On November 15, 2001, we sold to Goldman Sachs Capital Partners 2000 and its affiliates 1,000 shares of our common stock for $10,000. On December 19, 2001, we sold to GSCP 2000 and its affiliates an additional 13.899 million shares of our common stock for approximately $139 million. On December 19, 2001, we sold to Richard Kleinknecht 100,000 shares of our common stock for $1 million. These shares were sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

     The table below presents combined selected historical financial data for our predecessors for the year ended September 30, 1999, the period from October 1, 1999 through June 14, 2000, the period from June 15, 2000 through September 30, 2000, the year ended September 30, 2001 and the period from October 1, 2001 through December 20, 2001. In addition, the table below presents our consolidated selected historical financial data for the period from November 15, 2001 (date of our initial capitalization) through September 30, 2002. We had no assets or operations prior to our acquisition of IPC Information Systems from Global Crossing on December 20, 2001. The historical financial information for the year ended September 30, 1999, the period from October 1, 1999 through June 14, 2000, the period from June 15, 2000 through September 30, 2000, the year ended September 30, 2001, the period from October 1, 2001 through December 20, 2001 and the period from November 15, 2001 through September 30, 2002 have been derived from audited financial statements. The table below also presents the selected historical financial data for the fiscal year ended September 30, 1998, which has been derived from unaudited financial statements. The unaudited financial statements include all adjustments, consisting of normal recurring accruals, which we consider necessary for a fair presentation of the financial position and the results of operations for this period. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements, related notes, and other financial information included elsewhere in this report.

	Predecessors (1)

							Period from
			Period from	Period from		Period from	November 15, 2001
	Fiscal Year Ended	Fiscal Year Ended	October 1, 1999 to	June 15, 2000 to	Fiscal Year Ended	October 1, 2001 to	to September 30,
(dollars in millions)	September 30, 1998	September 30, 1999	June 14, 2000	September 30, 2000	September 30, 2001	December 20, 2001	2002

	(unaudited)
Statement of Operations Data:
Total revenue	$260.1	$265.7	$174.5	$103.7	$279.7	$58.8	$232.8
Cost of goods sold (depreciation shown separately) (2)	153.6	159.3	102.5	79.8	164.6	32.8	161.1
Depreciation and amortization	0.8	0.7	0.5	0.2	0.8	0.2	0.8

Gross profit	105.7	105.7	71.5	23.7	114.3	25.8	70.9

Research and development expense	8.3	9.8	8.9	4.0	15.5	3.5	11.6
Selling, general and administrative expenses	49.2	36.9	29.5	12.2	33.5	17.1	34.6
Depreciation and amortization	5.8	7.8	6.6	13.8	47.8	10.5	14.3

Operating income (loss)	42.4	51.2	26.5	(6.3)	17.4	(5.4)	10.4

Interest expense, net	(6.8)	(20.3)	(16.1)	(5.7)	(27.9)	(6.0)	(21.5)
Other income (expense), net	—	0.4	—	—	2.0	—	(0.3)

Income (loss) before income taxes	35.6	31.3	10.4	(11.9)	(8.4)	(11.3)	(11.5)
Income tax provision (benefit)	14.7	12.2	4.1	(2.6)	4.4	(0.3)	(2.3)
Extraordinary loss on retirement of debt (net of income taxes of $7.3)	—	—	—	(10.6)	—	—	—

Net income (loss)	$20.9	$19.1	$6.3	$(19.9)	$(12.8)	$(11.0)	$(9.2)

Statement of Cash Flow Data:
Cash provided by operating activities	$61.9	$38.5	$51.1	$18.9	$33.3	$15.2	$32.5
Cash used in investing activities	$(12.1)	$(12.3)	$(2.8)	$(1.1)	$(9.4)	$(1.9)	$(352.2)
Cash used in financing activities	$(23.5)	$(48.9)	$(47.0)	$(16.3)	$(23.4)	$(15.1)	$(343.6)
Other Data:
EBITDA (3)	$49.0	$60.1	$33.6	$7.7	$68.1	$5.4	$25.1
Adjusted EBITDA (4)	$58.4	$60.1	$38.4	$32.6	$78.8	$14.8	$59.4
Ratio of earnings to fixed charges (5)	4.2x	2.5x	1.6x	—	—	—	—
Deficiency of earnings to cover fixed charges (5)	—	—	—	$(11.9)	$(8.4)	$(11.3)	$(11.5)

(1)     Predecessors refers to the Company as it operated (a) on a stand-alone basis through June 14, 2000 as IPC Information Systems, Inc. and (b) from June 15, 2000 through December 20, 2001 following the acquisition of IPC Information Systems, Inc. by Global Crossing. Accordingly, the financial statements periods are presented in the following manner:

(a)	Fiscal Year 1998 — for the period from October 1, 1997 to September 30, 1998, IPC Information Systems, Inc. operated as an independent company.
(b)	Fiscal Year 1999 — for the period from October 1, 1998 to September 30, 1999, IPC Information Systems, Inc. operated as an independent company.
(c)
Fiscal Year 2000 — for the period from October 1, 1999 to June 14, 2000, IPC Information Systems, Inc. operated as an independent company. On June 15, 2000, IPC Information Systems, Inc. was acquired by Global Crossing. The period from June 15, 2000 to September 30, 2000 is shown as a separate column as a result of the change in ownership.

(d)	Fiscal Year 2001 — for the period from October 1, 2000 through September 30, 2001, IPC Information Systems, Inc. operated under Global Crossing’s ownership.
(e)
Fiscal Year 2002 — for the period from October 1, 2001 to December 20, 2001, IPC Information Systems, Inc. operated under Global Crossing’s ownership. IPC Acquisition Corp. was formed and initially capitalized on November 15, 2001 and had no assets or operations until it acquired IPC Information Systems on December 20, 2001. Both of these periods are shown as separate columns as a result of the change in ownership.

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

(3) EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as an indicator of a company’s performance or liquidity or in isolation from or as a substitute for net income, cash flow from operations or any other cash flow data prepared in accordance with generally accepted accounting principles. See the Statement of Cash Flows included in our consolidated financial statements. EBITDA is provided because we believe that it is a useful indicator of operating performance, in a manner that is not influenced by past capital expenditures, a company’s capital structure or tax attributes and also provides additional information with respect to our resources available for future debt service, taxes, capital expenditures and working capital requirements. However, other companies in our industry may calculate EBITDA differently than we do. Additionally, in accordance with our senior secured credit facilities, our financial covenants are calculated using EBITDA as a measure of profitability and cash flows. Our investors use this information to gauge the company’s operating performance, apart from certain non-operating factors such as the cost of debt, tax rates and tax liabilities, depreciation policies and amortization schedules. In evaluating EBITDA, our investors should consider increasing or decreasing trends in EBITDA, whether EBITDA has remained at positive levels historically, and how EBITDA compares to levels of interest expense and long-term debt. EBITDA may not be available to fund our discretionary spending due to contractual and other commitments for debt service obligations, payment of taxes, capital expenditures and working capital requirements. The following table illustrates the computation of EBITDA for each period:

	Predecessors(1)

	Fiscal Year	Fiscal Year	Period from	Period from	Fiscal Year		Period from
	Ended	Ended	October 1,	June 15, 2000	Ended	Period from	November 15, 2001
	September	September	1999 to	to September	September	October 1, 2001 to	to September 30,
	30, 1998	30, 1999	June 14, 2000	30, 2000	30, 2001	December 20, 2001	2002

(dollars in millions)	(unaudited)

Net income (loss)	$20.9	$19.1	$6.3	$(19.9)	$(12.8)	$(11.0)	$(9.2)

Depreciation and amortization	6.6	8.5	7.1	14.0	48.6	10.7	15.1

Interest expense, net	6.8	20.3	16.1	5.7	27.9	6.0	21.5

Income tax provision (benefit)	14.7	12.2	4.1	(2.6)	4.4	(0.3)	(2.3)

Extraordinary loss on retirement of debt (net of income taxes of $7.3 million)	—	—	—	10.5	—	—	—

EBITDA	$49.0	$60.1	$33.6	$7.7	$68.1	$5.4	$25.1

(4) Adjusted EBITDA is calculated by adding back to EBITDA the impact of certain non-cash purchase accounting and unusual items. These items added back to EBITDA are the fair-value inventory step-up associated with the purchase accounting treatment of the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000 and our acquisition of IPC Information Systems in December 2001, as well as a merger related charge related to the June 2000 Global Crossing acquisition. In addition, Adjusted EBITDA for the period from October 1, 2001 through December 20, 2001 is calculated by further adding back certain selling, general and administrative expenses allocated to us by Global Crossing and the additional bonus expenses incurred by us to pay bonuses consistent with past practices. Adjusted EBITDA for the fiscal year ended 1998 is calculated by further adding back certain expenses related to the acquisition of IPC Information Systems, Inc. by Citicorp Venture Capital Ltd. in April 1998. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and is not intended to be used in lieu of GAAP presentations of results of operations or cash provided by operating activities. Adjusted EBITDA is provided because we believe that it is a useful indicator of operating performance, in a manner that is not influenced by the impact of certain non-cash, purchase accounting and unusual items and also provides additional information with respect to our resources available for future debt service, taxes, capital expenditures and working capital requirements. Additionally, in accordance with our senior secured credit facilities, our financial covenants are calculated using Adjusted EBITDA as a measure of profitability and cash flows. Our investors use this information to gauge the company’s operating performance, apart from certain non-operating factors such as the impact of certain non-cash, purchase accounting and unusual items. Adjusted EBITDA may not be available to fund our discretionary spending due to contractual and other commitments for debt service obligations, payment of taxes, capital expenditures and working capital requirements. The adjustments were as follows:

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

Overview

     Our primary business is the design, manufacture, installation and service of turret systems for the trading operations of the financial community, which consists of investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers and insurance companies. Turrets are specialized telephone systems that are designed for high reliability and provide users instant access to hundreds of dedicated telephone lines that are directly connected to other trading partners and customers. Traders, brokers and salespersons occupy desks known as trading positions from which they trade various financial instruments including stocks, bonds, currencies, and futures using turrets. We are the leader in the turret industry, based on our base of approximately 110,000 systems installed in trading positions worldwide. We also install and service the cabling infrastructure and networks within buildings that connect voice and data communications devices for traders and others in the global financial and exchange trading industries.

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

Our Strategy

     The key elements of our strategy are to:

     • Generate revenue growth through replacement sales, systems upgrades and expansions. Regular turnover of our installed base is driven primarily by customers’ facility moves, mergers or consolidations and the development of new trading markets and products. Additionally, other factors, such as customer business initiatives, including global trading platform standardization, regulatory developments, and customer expansion affect turnover, as customers require more flexible, efficient and technologically advanced turret systems. By developing new systems, such as IQMX, that address these factors in a timely, proactive fashion, we believe we can increase overall turnover rates, as customers are motivated to replace older, less-advanced equipment with our latest most-advanced product offerings.

     • Expand the addressable market by developing new products and services and capitalizing on new trends. We believe there is an opportunity to increase our revenues by strategically broadening our product portfolio, enhancing our technology architecture and addressing new developments in the marketplace. Examples of our efforts include:

° Providing voice, data and video communications. The introduction of our IQMX product with expansion modules provides the ability to communicate by exchanging text (such as Chat and Instant Messaging programs) and video (such as popular desktop video conferencing systems) as quickly and easily as the communications systems currently allow traders to do so with voice. By creating a communications system that utilizes IP to deliver communications, and by combining this delivery methodology with the expansion modules that support exchanging text and video in addition to voice, we eliminate the need for our customers to purchase stand-alone equipment to deliver these solutions and leverage our installed base, service and delivery capabilities and desktop presence.

° Developing applications. Application integration and development is driven by the need to create a seamless and efficient work environment in much the same way that increasingly sophisticated call centers were developed in the mid-1990s. We have demonstrated our capability in this market through sales of our CTI products to large, global customers. Computer Telephony Integration is the science of making telephony devices communicate with computers.

° Increasing our penetration of disaster recovery and contingency planning markets. We intend to further penetrate the growing disaster recovery and business continuity market. We believe we can effectively leverage our leading market position and customer relationships to drive future business in this area from both existing customers and emerging third-party providers.

° Penetrating middle office support positions. In June 2002, we released the ICMX, a VoIP intercom module, and a member of our IQMX family of turret products. The ICMX extends intercom functionality by providing hands-free communication between sites, a unified numbering plan, group calls and all calls and support for hoot and hollar applications, an open broadcast system which allows a trader to communicate with a large group of traders located around the world. Compact in size and with features designed specifically for support functions off a trading floor, we believe the ICMX will position us to penetrate a large number of trading support positions.

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

Impact of the IPC Acquisition

     During the period that we were owned by Global Crossing, we provided services to Global Crossing at no charge or at cost and Global Crossing performed certain administrative services on our behalf and allocated a charge for those services to us. Since December 20, 2001, any services we provide to Global Crossing or that Global Crossing provides to us have been on an arm’s-length basis. Since the IPC Acquisition was accounted for as an asset purchase, the book value of our assets was adjusted to reflect the allocation of the excess of the purchase price over the net book value of the assets acquired. As a result, our historical results of operations and financial condition are not necessarily indicative of our future results of operations or financial condition. The amounts presented below for the fiscal year ended September 30, 2002 represent the sum of the amounts separately reported for the pre-IPC Acquisition period from October 1, 2001 to December 20, 2001 and the post-IPC Acquisition period from December 21, 2001 to September 30, 2002. The amounts presented below for the fiscal year ended September 30, 2000 represent the sum of the amounts separately reported for the period before we were acquired by Global Crossing from October 1, 1999 to June 14, 2000 and the post-acquisition period from June 15, 2000 to September 30, 2000.

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

Senior Secured Credit Facilities Prepayment and Amendment

      On March 3, 2003, we voluntarily prepaid $14.0 million of our term loans under our senior secured credit facilities. In addition, we completed an amendment to our senior secured credit facilities that modifies the senior secured leverage, total leverage, interest coverage and capital expenditures covenants in our credit agreement and secures consent from our lenders for the previously announced option to purchase all issued and outstanding shares of Gains International (US) Inc. and Gains International (Europe) Limited in December 2003. Following the prepayment, we have $55.4 million of our term loans outstanding under the senior secured credit facilities.

Settlement and Rejection Agreement

      On March 13, 2003, we entered into a settlement and rejection agreement with Global Crossing. Pursuant to the settlement and rejection agreement, Global Crossing rejected all of its remaining obligations under the purchase agreement pursuant to which we acquired 100% of the common stock of IPC Information Systems, Inc. and 100% of the ordinary shares of Asia Global Crossing IPC Trading systems Australia Pty Ltd. and various assets related to the operations of these businesses. In addition, we and Global Crossing mutually released each other for all prior claims and Global Crossing expressly waived and released its rights to the balance of the deferred portion of the purchase price. The bankruptcy court entered an order on March 14, 2003 approving the settlement and rejection agreement.

      Under the terms of the settlement and rejection agreement, we have deposited $5.2 million in a new escrow account. Global Crossing will receive $3.2 million from the escrow account upon the filing of certain tax returns in the United Kingdom. Global Crossing will be permitted to receive the remaining $2.0 million from the escrow account after it issues to us as beneficiary an irrevocable $2.0 million letter of credit. We will have the right to draw on that letter of credit in the event Global Crossing’s affiliate fails to make any payments due to us pursuant to the sublease for office space at 67-73 Worship Street in London, England.

      Based on the terms of the settlement and rejection agreement, we believe that all tax returns required to be filed in respect of IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Acquisition, have now been filed, except for the United Kingdom tax returns, which we expect will be filed by April 30, 2003. These returns consist of consolidated tax returns with Global Crossing, and, where required by law, separate tax returns for IPC Information Systems, Inc. and/or its subsidiaries.

      As a result of the rejection of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying us for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Acquisition. We therefore will be liable for any tax liabilities that may be imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for these periods. As of the date of this filing, the aggregate amount of taxes for which we have received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million. We estimate that the range of our exposure for additional tax liabilities is from zero to $36 million. In computing our estimated range of potential tax liabilities, we took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although we believe that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by us of a significant amount of these potential tax liabilities could have a material adverse effect on our financial condition and results of operations, requiring us to seek additional financing. In that event we cannot assure you we will be able to obtain additional financing on commercially reasonable terms, or at all.

      Pursuant to the settlement and rejection agreement, Global Crossing has also paid over to us the sum of $2,355,351.85 for payroll and federal tax refunds received by it for periods prior to and including the date of the IPC Acquisition. Global Crossing is also required to pay us any future tax refunds or credits it receives applicable to IPC Information Systems, Inc. and its subsidiaries for these periods.

      As part of the settlement and rejection agreement, we also entered into a second amendment to the network services, channel sales and transition services agreement. Under the second amendment, we no longer have any obligation to market or resell Global Crossing’s channel network services to our customers. In addition, the restrictions on our ability to compete with Global Crossing will terminate on June 20, 2004 (instead of December 20, 2004), or, on June 20, 2003 (instead of December 20, 2003) in connection with a business combination transaction with an unrelated third party that is or becomes a competitor of Global Crossing. Finally, pursuant to the settlement and rejection agreement, we will be permitted to use any other provider of network services for our own internal purposes provided our aggregate annual payments to Global Crossing and their subsidiaries is at least $48,000. Neither this second amendment nor the first amendment to the network services, channel sales and transition services agreement was signed by Asia Global Crossing Asia Pacific Commercial, Ltd., a former Global Crossing affiliate that was an original signatory to this agreement.

Comparison of the Year Ended September 30, 2002 (“FY 2002”) to the Year Ended September 30, 2001 (“FY 2001”) and FY 2001 to the Year Ended September 30, 2000 (“FY 2000”).

     The following table sets forth, as a percentage of revenue, our consolidated statements of operations and statements of operations for our two major operating units for the periods indicated.

	FY 2002			FY 2001			FY 2000

		Trading			Trading			Trading
	Consolidated	Systems	I.T.S.	Consolidated	Systems	I.T.S.	Consolidated	Systems	I.T.S.

REVENUE:
Product sales and installations	66%	64%	73%	65%	63%	73%	65%	64%	71%
Service	34%	36%	27%	35%	37%	27%	35%	36%	29%

	100%	100%	100%	100%	100%	100%	100%	100%	100%

Cost of goods sold (depreciation shown separately):
Product sales and installations	48%	43%	66%	38%	32%	62%	46%	41%	66%
Service	19%	18%	24%	21%	20%	23%	20%	19%	22%
Depreciation and amortization	1%	1%	—	1%	1%	—	1%	1%	—

	67%	62%	90%	59%	52%	85%	66%	60%	88%

Gross profit	33%	38%	10%	41%	48%	15%	34%	40%	12%
Research and development	5%	6%	0%	6%	7%	0%	5%	6%	0%
Selling, general and administrative expense	18%	20%	7%	12%	13%	6%	15%	17%	8%
Depreciation and amortization	9%	10%	1%	17%	22%	1%	7%	9%	1%

Income (loss) from operations	2%	2%	2%	6%	6%	8%	7%	8%	3%
Other income (expense):
Interest expense, net	(9%)	(11%)	0%	(10%)	(13%)	0%	(8%)	(10%)	0%
Other income (expense), net	0%	0%	0%	(1%)	1%	0%	0%	1%	0%

Income (loss) before income taxes	(8%)	(10%)	2%	(3%)	(6%)	8%	(1%)	(1%)	3%
Income tax expense (benefit)	(1%)	(1%)	0%	2%	2%	0%	1%	1%	0%

Income (loss) before extraordinary charge	(7%)	(9%)	2%	(5%)	(8%)	8%	(2%)	(2%)	3%
Extraordinary loss on retirement of debt	—	—	—	—	—	—	(3%)	(3%)	—

Net income (loss)	(7%)	(9%)	2%	(5%)	(8%)	8%	(5%)	(5%)	3%

Revenue.

     The following table sets forth our consolidated revenue and our revenue as reported for our two major operating units.

	Consolidated

			$	%			$	%
(in thousands)	FY 2002	FY 2001	Change	Change	FY 2001	FY 2000	Change	Change

REVENUE:
Product sales and installations	$192,194	$181,267	$10,927	6%	$181,267	$181,482	$(215)	0%
Service	99,370	98,430	940	1%	98,430	96,727	1,703	2%

Total	$291,564	$279,697	$11,867	4%	$279,697	$278,209	$1,488	1%

	Trading Systems Division

			$	%			$	%
	FY 2002	FY 2001	Change	Change	FY 2001	FY 2000	Change	Change

REVENUE:
Product sales and installations	$154,690	$138,165	$16,525	12%	$138,165	$141,225	$(3,060)	(2%)
Service	85,704	82,851	2,853	3%	82,851	80,550	2,301	3%

Total	$240,394	$221,016	$19,378	9%	$221,016	$221,775	$(759)	0%

	I.T.S. Division

			$	%			$	%
	FY 2002	FY 2001	Change	Change	FY 2001	FY 2000	Change	Change

REVENUE:
Product sales and installations	$37,504	$43,102	$(5,598)	(13%)	$43,102	$40,257	$2,845	7%
Service	13,666	15,579	(1,913)	(12%)	15,579	16,177	(598)	(4%)

Total	$51,170	$58,681	$(7,511)	(13%)	$58,681	$56,434	$2,247	4%

Comparison of FY 2002 to FY 2001

Consolidated

     Product sales and installations

     The increase in revenue of $10.9 million in FY 2002 from FY 2001 is primarily due to an increase from our Trading Systems unit that was partially offset by a decrease from our I.T.S. unit. As expected, the uncertainty of the financial markets since the events of September 11th have caused consolidated revenues for the second half of FY 2002 to be lower compared to the first half of FY 2002. This uncertainty, combined with the overall decline in the global economy, has caused our customers to extend their planning and implementation cycles. While we expect this downward trend to continue into the 2003 fiscal year, there can be no certainty as to the degree or duration of this downturn. For the periods presented, no single customer accounted for 10% or more of total revenues. We expect our fiscal year 2003 revenues to be down 7-12% compared to FY 2002.

     Service

     The increase in revenue of $0.9 million in FY 2002 from FY 2001 is primarily due to an increase from our Trading Systems unit that was partially offset by a decrease from our I.T.S. unit.

Trading Systems

     Product sales and installations

     The increase in product sales and installation revenue of $16.5 million in FY 2002 from FY 2001 was primarily due to the completion of two large installation projects totaling $26.1 million during FY 2002, while there were no installations of comparable size completed in FY 2001. The change in our installation revenue in FY 2002 over FY 2001 was not significantly affected by a change in the price of our products; instead, we believe it was affected more by the number and size of turret systems purchased by our customers. We believe the demand for new turret systems was primarily event driven, the result of physical facility moves of trading positions and the addition of new trading positions due to customer growth. Large facility moves and mergers can also result in large installation sales that can cause uneven revenue stream year over year, as well as quarter over quarter.

     Service

     The increase in service revenue of $2.9 million in FY 2002 from FY 2001 was primarily due to growth of the existing customer base and the purchase of the Hitachi, Ltd. trading system service base outside of Japan. This increase was partially offset by the loss of service revenue from several trading floors as a result of the events of September 11th.

I.T.S.

     Product sales and installations

     The decrease in installation revenue of $5.6 million in FY 2002 from FY 2001 was primarily due to a higher number of average-size jobs under $1.0 million completed in FY 2001, which generate less installation revenue than larger-size jobs. We believe this was caused by the general decline in the construction, real estate, and general contracting industries. The revenue associated with these larger-size jobs was $13.2 million in FY 2002 compared to $16.9 million in FY 2001.

     Service

     The decrease in service revenue of $1.9 million in FY 2002 from FY 2001 was primarily due to a large customer merger in the financial industry in the second half of FY 2001, which resulted in continued but lower service requirements for that customer in FY 2002.

Comparison of FY 2001 to FY 2000

Consolidated

     Product sales and installations

     Revenue from installation projects decreased $0.2 million in FY 2001 from FY 2000, with a decrease in Trading Systems offsetting an increase in our I.T.S. unit for the period. For the periods presented, no single customer accounted for 10% or more of total revenues.

     Service

     The increase in revenue of $1.7 million in FY 2001 from FY 2000 is primarily due to an increase in service revenue from our Trading Systems unit that was partially offset by a decrease in revenue from our I.T.S. unit.

     Trading Systems

     Product sales and installations

     The decrease in product sales and installation revenue of $3.1 million in FY 2001 from FY 2000 was primarily due to a higher volume of large installation projects completed in FY 2000 as compared to FY 2001. The change in our installation revenue in FY 2001 from FY 2000 was not significantly affected by change in the price of our products: instead it was affected more by the number and size of turret systems purchased by our customers. We believe the demand for new turret systems was primarily event driven, the result of physical facility moves of trading positions and the addition of new trading positions due to customer growth. Large facility moves and mergers can also result in large installation sales that can cause uneven revenue stream year over year, as well as quarter over quarter.

     Service

     The increase in service revenue of $2.3 million in FY 2001 from FY 2000 was primarily due to the expansion of the customer base, as well as the acquisition of two distributors in Australia and Singapore.

I.T.S.

     Product sales and installations

     The increase in revenue of $2.8 million in FY 2001 from FY 2000 was primarily due to a higher volume of large installation projects completed in FY 2001 as compared to FY 2000.

     Service

     The decrease in service-related revenue of $0.6 million in FY 2001 from FY 2000 was primarily due to a large customer merger in the financial industry in the second half of FY 2001, which resulted in continued but lower service requirements for that customer for the remainder of FY 2001.

Cost of Revenue.

The following table sets forth our consolidated cost of revenue and our cost of revenue as reported for our two major operating units (1) including the amortization of inventory step-up, and (2) excluding the amortization of inventory step-up (which is an alternate presentation of our cost of revenue and is not a financial measure under generally accepted accounting principals; we believe this presentation is frequently used by securities analysts, investors and other interested parties in evaluating our cost of revenue). Cost of revenue includes costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold, labor to provide service, warehouse and project management costs and the depreciation of the equipment in our manufacturing and assembly facility.

(dollars in thousands)	Consolidated

		% of		% of	%		% of		% of	%
Cost of Revenue:	FY 2002	Rev.	FY 2001	Rev.	Change	FY 2002	Rev.	FY 2001	Rev.	Change

	(including amortization of inventory step-up)					(excluding amortization of inventory step-up)
Product sales and installations	$138,474	72%	$106,252	59%	13%	$104,979	55%	$95,574	53%	2%
Service	55,481	56%	58,349	59%	(3%)	54,675	55%	58,349	59%	(4%)
Depreciation and amortization	1,031	1%	834	1%	0%	1,031	1%	834	1%	0%

Total	$194,986	67%	$165,435	59%	8%	$160,584	55%	$154,757	55%	0%

	Trading Systems Division

		% of		% of	%		% of		% of	%
COST OF REVENUE:	FY 2002	Rev.	FY 2001	Rev.	Change	FY 2002	Rev.	FY 2001	Rev.	Change

	(including amortization of inventory step-up)					(excluding amortization of inventory step-up)
Product sales and installations	$104,452	68%	$70,018	51%	17%	$72,193	47%	$60,352	44%	3%
Service	43,193	50%	44,607	54%	(4%)	42,453	50%	44,607	54%	(4%)
Depreciation and amortization	1,031	1%	834	1%	0%	1,031	1%	834	1%	0%

Total	$148,676	62%	$115,459	52%	10%	$115,677	48%	$105,793	48%	0%

	L.T.S. Division

		% of		% of	%		% of		% of	%
COST OF REVENUE:	FY 2002	Rev.	FY 2001	Rev.	Change	FY 2002	Rev.	FY 2001	Rev.	Change

	(including amortization of inventory step-up)					(excluding amortization of inventory step-up)
Product sales and installations	$34,022	91%	$36,234	84%	7%	$32,786	88%	$35,222	82%	6%
Service	12,288	90%	13,742	88%	2%	12,222	89%	13,742	88%	1%
Depreciation and amortization	—	0%	—	0%	0%	—	0%	—	0%	0%

Total	$46,310	91%	$49,976	85%	6%	$45,008	88%	$48,964	83%	5%

(dollars in thousands)	Consolidated

		% of		% of	%		% of		% of	%
COST OF REVENUE:	FY 2001	Rev.	FY 2000	Rev.	Change	FY 2001	Rev.	FY 2000	Rev.	Change

	(including amortization of inventory step-up)					(excluding amortization of inventory step-up)
Product sales and installations	$106,252	59%	$127,335	70%	(11%)	$95,574	53%	$104,333	57%	(4%)
Service	58,349	59%	54,961	57%	2%	58,349	59%	53,047	55%	4%
Depreciation and amortization	834	1%	649	1%	0%	834	1%	649	1%	0%

Total	$165,435	59%	$182,945	66%	(7%)	$154,757	55%	$158,029	57%	(2%)

	Trading Systems Division

		% of		% of	%		% of		% of	%
COST OF REVENUE:	FY 2001	Rev.	FY 2000	Rev.	Change	FY 2001	Rev.	FY 2000	Rev.	Change

	(including amortization of inventory step-up)					(excluding amortization of inventory step-up)
Product sales and installations	$70,018	51%	$90,001	64%	(13%)	$60,352	44%	$69,369	49%	(5%)
Service	44,607	54%	42,418	53%	1%	44,607	54%	40,719	51%	3%
Depreciation and amortization	834	1%	649	1%	0%	834	1%	649	1%	0%

Total	$115,459	52%	$133,068	60%	(8%)	$105,793	48%	$110,737	50%	(2%)

	I.T.S. Division

		% of		% of	%		% of		% of	%
COST OF REVENUE:	FY 2001	Rev.	FY 2000	Rev.	Change	FY 2001	Rev.	FY 2000	Rev.	Change

	(including amortization of inventory step-up)					(excluding amortization of inventory step-up)
Product sales and installations	$36,234	84%	$37,334	93%	(9%)	$35,222	82%	$34,964	87%	(5%)
Service	13,742	88%	12,543	78%	10%	13,742	88%	12,328	76%	12%
Depreciation and amortization	—	0%	—	0%	0%	—	0%	—	0%	0%

Total	$49,976	85%	$49,877	88%	(3%)	$48,964	83%	$47,292	84%	(1%)

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

     Product sales and installations

     The increase in product sales and installation cost of revenue of 2% (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2002 from FY 2001 was primarily due to lower margins realized from sales of the IQMX, as well as lower margins realized on large installations in both the Trading Systems and I.T.S. operating units. The lower margins for the IQMX are typical with the introduction of a new voice trading system.

     Service

     The decrease in service cost of revenue of 4% (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2002 from FY 2001 was primarily due to the sale of services by our Trading Systems unit, which have higher margins and comprised a larger percentage of total service revenue for FY 2002. We expect our consolidated fiscal year 2003 gross margins to reflect a decline of 2-3 percentage points due to pricing pressures and volume decreases; however the actual decline in fiscal year 2003 gross margins could be greater.

Trading Systems

     Product sales and installations

     The increase in product sales and installation cost of revenue of 3% (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2002 from FY 2001 was primarily due to the lower margins attained from sales of the IQMX. The lower margins for the IQMX are typical with the introduction of a new voice trading system. In addition, our largest installation in FY 2002 included the installation of the IQMX, which was sold to a global customer at a higher than normal discount. We anticipate margins relating to our IQMX will increase in the 2003 fiscal year as the IQMX is accepted in the marketplace and the manufacturing process becomes more cost efficient.

     Service

     The decrease in service cost of revenue of 4% (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2002 from FY 2001 was primarily due to an increase in maintenance revenue, which have higher margins than MAC revenue.

I.T.S.

     Product sales and installations

     The increase in product sales and installation cost of revenue of 6% (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2002 from FY 2001 was primarily due to lower margins associated with certain large installations in FY 2002. These lower margins in FY 2002 were mainly due to pricing pressures resulting from the decline in current market conditions.

     Service

     The slight increase in service cost of revenue of 1% (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2002 from FY 2001 was primarily due to the loss of high margin revenue from one customer that was principally offset by higher margins realized from disaster recovery work in FY 2002.

Comparison of FY 2001 to FY 2000

Consolidated

     Cost of revenue decreased by 2% in FY 2001 from FY 2000. Cost of revenue for FY 2001 and FY 2000 includes a charge resulting from the amortization of the step-up in inventory of $10.7 million and $24.9 million, respectively (relating to the June 2000 acquisition of IPC Information Systems, Inc. by Global Crossing). This purchase accounting inventory fair value step-up is a non-cash GAAP adjustment that is recorded when a company is acquired as we had been in FY 2000.

     Product sales and installations

     The decrease in product sales and installation cost of revenue of 4% (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2001 from FY 2000 was primarily due to higher margins realized in both the Trading Systems and I.T.S. operating units.

     Service

     The increase in service cost of revenue of 4% (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2001 from FY 2000 was primarily due to lower margins realized in both the Trading Systems and I.T.S. operating units.

Trading Systems

     Product sales and installations

     The decrease in product sales and installation cost of revenue of 5% (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2001 from FY 2000 was primarily due to the sale in FY 2001 of various products that sell at higher margins.

     Service

     The increase in service cost of revenue of 3% (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2001 from FY 2000 was primarily due to the growth in service revenue in the European and Asia Pacific regions in FY 2001. The customers in these regions are primarily serviced by subcontractors, who generally have higher costs than Company-supplied direct labor.

I.T.S.

     Product sales and installations

     The decrease in installation cost of revenue of 5% (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2001 from FY 2000 was primarily due to higher margins associated with the larger sized installations that made up a higher percentage of revenue in FY 2001.

     Service

     The increase in service cost of revenue of 12% (excluding the inventory step-up, depreciation and amortization) as a percentage of revenue in FY 2001 from FY 2000 was primarily due to the loss of high margin revenue from one customer.

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

Comparison of FY 2002 to FY 2001

     Research and development expenses decreased by $0.4 million in FY 2002 from FY 2001 due primarily to our effort to reduce fixed costs.

Comparison of FY 2001 to FY 2000

     The increase of $2.6 million in research and development expense in FY 2001 from FY 2000 was primarily due to our efforts to expand our CTI product offerings and develop software products for the application modules that are sold with our IQMX turret systems.

Selling, General and Administrative Expense.

(dollars in thousands)	Consolidated

			$	%			$	%
	FY 2002	FY 2001	Change	Change	FY 2001	FY 2000	Change	Change

Selling, general and administrative expense	$51,686	$33,541	$18,145	54%	$33,541	$41,682	$(8,141)	(20%)

Comparison of FY 2002 to FY 2001

     Selling, general and administrative expenses increased by $18.1 million in FY 2002 from FY 2001 primarily due to the inclusion of additional expenses in FY 2002 that were necessary for us to operate as a stand alone entity. Also, the increase in FY 2002 reflects the inclusion of $2.5 million of employee bonuses related to the IPC Acquisition and a $6.9 million charge for corporate related services from Global Crossing in FY 2002, compared to only a $1.9 million charge for corporate related services from Global Crossing in FY 2001. We have completed a work force reduction to address our expectation for a reduction in revenue in fiscal year 2003. We expect our selling, general and administrative expenses in fiscal year 2003 to reflect a 25% reduction from FY 2002 primarily due to the exclusion of the intercompany charges we received in the past from Global Crossing, a reduction in our workforce and the elimination of other discretionary spending.

Comparison of FY 2001 to FY 2000

     Selling, general and administrative expenses decreased by $8.1 million in FY 2001 from FY 2000 primarily due to a non-recurring merger related charge of $4.8 million in FY 2000 relating to the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000, as well as a reduction in general and administrative expenses in FY 2001 resulting from the integration of various corporate functions with Global Crossing.

Depreciation and Amortization.

(dollars in thousands)	Consolidated

			$	%			$	%
	FY 2002	FY 2001	Change	Change	FY 2001	FY 2000	Change	Change

Depreciation and amortization	$24,771	$47,801	$(23,030)	(48%)	$47,801	$20,437	$27,364	134%

Comparison of FY 2002 to FY 2001

     The decrease of $23.0 million in depreciation and amortization in FY 2002 from FY 2001 is primarily due to the adoption in FY 2002 of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, in which goodwill and indefinite lived intangible assets are no longer subject to periodic amortization, as well as a change in the carrying amount of amortizable intangible assets resulting from the IPC Acquisition.

Comparison of FY 2001 to FY 2000

     The increase of $27.4 million in depreciation and amortization in FY 2001 from FY 2000 is primarily due to an increase in the carrying amount of amortizable intangible assets relating to Global Crossing’s acquisition of IPC Information Systems, Inc. in June 2000.

Interest Expense, net.

(dollars in thousands)	Consolidated

			$	%			$	%
	FY 2002	FY 2001	Change	Change	FY 2001	FY 2000	Change	Change

Interest expense, net	$27,520	$27,871	$(351)	(1%)	$27,871	$21,828	$6,043	28%

Comparison of FY 2002 to FY 2001

     Interest expense, net in FY 2002 remained relatively flat, decreasing by $0.4 million as compared to FY 2001. Interest expense, net in FY 2002 is primarily related to interest on our outstanding senior subordinated notes and indebtedness under our senior secured credit facilities. Interest expense, net in FY 2001 is primarily related to interest charged by Global Crossing for cash funding of our operations.

Comparison of FY 2001 to FY 2000

     The increase of $6.0 million in interest expense, net in FY 2001 from FY 2000 is primarily due to the interest that was charged by Global Crossing in FY 2001 for intercompany borrowings following its acquisition of IPC Information Systems, Inc., relating to the extinguishment of our 10 7/8% Senior Discount Notes due 2008 and previous revolving credit facility and the cash funding of our operations.

(dollars in thousands)				Consolidated

			$	%			$	%
	FY 2002	FY 2001	Change	Change	FY 2001	FY 2000	Change	Change

Net loss	$(20,228)	$(12,831)	$(7,397)	58%	$(12,831)	$(13,627)	$796	(6%)

Net Income (loss).

Comparison of FY 2002 to FY 2001

     Net loss increased in FY 2002 from FY 2001 by $7.4 million. The net losses in FY 2002 and FY 2001 were primarily due to non-cash GAAP adjustments made to the fair value of the inventory of our company related to the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000 and our acquisition of IPC Information Systems in December 2001. These adjustments increase the carry value of the inventory to its fair value at the acquisition date, which effectively reduces the gross profit on the sale of such inventory to a nominal amount. The amount of inventory fair value adjustments included as cost of revenue for FY 2002 and FY 2001 was $34.3 million and $10.7 million, respectively, and will not impact net income in upcoming years. In addition, the net loss in FY 2002 and FY 2001 was unfavorably impacted by corporate related service charges from Global Crossing totaling $6.9 million and $1.9 million in FY 2002 and FY 2001, respectively, which will not be incurred in upcoming years, and a $22.8 million decrease in depreciation and amortization in FY 2002. This decrease is primarily due to the adoption in FY 2002 of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” in which goodwill and indefinite lived intangible assets are no longer subject to periodic amortization, as well as a change in the carrying amount of amortizable intangible assets resulting from the IPC Acquisition. For the 2003 fiscal year, we expect a return to net income primarily due to the completion of the inventory fair value adjustments charged to cost of revenue in FY 2002 and a reduction in selling, general and administrative costs due to the exclusion of the intercompany charges we received in the past from Global Crossing. We cannot predict when an economic recovery will occur in the financial community and likewise cannot predict whether, when and to what extent we will show increased revenue.

Comparison of FY 2001 to FY 2000

     Net loss decreased in FY 2001 from FY 2000 by $0.8 million. The net losses in FY 2001 and FY 2000 were primarily due to a non-cash GAAP adjustment made to the fair value of the inventory of our company related to the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000. This adjustment increases the value of the inventory to the extent that the normal profit related to the sale of this inventory is eliminated. The amount of profit eliminated during FY 2001 and FY 2000 was $10.7 million and $24.9 million, respectively. In addition, the net loss in FY 2001 was impacted by corporate related service charges from Global Crossing totaling $1.9 million, and an increase in depreciation and amortization of $27.5 million from FY 2000. This increase is primarily due to the increase in the carrying amount of amortizable intangible assets related to Global Crossing’s acquisition of IPC Information Systems, Inc. in June 2000.

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

Liquidity and Capital Resources

     For FY 2002, FY 2001 and FY 2000, we satisfied our operating cash requirements through cash provided by operations, capital loans, financing, intercompany financing from Global Crossing in FY 2001 and FY 2000 and bank lines of credit. Our principal uses of cash were to fund working capital requirements, operating losses, capital expenditures and repayment of borrowings. Non-operating cash requirements relating to the transfer of ownership of us in FY 2002 and FY 2000 are detailed below.

The Senior Secured Credit Facilities

     On December 20, 2001, we entered into the senior secured credit facilities comprised of (i) a $105 million term loan and (ii) a $15 million revolving credit facility. The maturity date of the loans is December 31, 2006. The term loan was borrowed in full at closing, but we have not borrowed against the revolving credit facility since its inception. However, the amount available to us at September 30, 2002 under the revolving credit facility is reduced by outstanding letters of credit of $4.3 million. Quarterly principal repayments of $1.5 million are required from March 31, 2003, increasing to $9.5 million for each quarter in 2006. These required amortization payments are reduced on a pro rata basis for any prepayments made on the term loans. Mandatory prepayments of the senior secured credit facilities are required upon the occurrence of certain events, including asset sales and equity issuances, as well as for 75% of our excess free cash flow at each fiscal year end, as defined in the credit agreement. There is no required amortization on the revolving credit facility.

     Borrowings under the senior secured credit facilities bear interest, at our option, at either (i) a base rate (defined as a rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds effective rate in effect on such day plus 1/2 of 1%) plus the applicable margin (as defined below) (the “Base Rate Loans”) or (ii) an adjusted LIBOR rate (the rate (as adjusted for statutory reserve requirements for eurocurrency liabilities) for Eurodollar deposits for a period of one, two, three or six months (as selected by the Company) (the “Eurodollar Rate Loans”)), in each case plus the applicable margin. The “applicable margin” is (i) with respect to Base Rate Loans, 3.50% per annum and (ii) with respect to Eurodollar Rate Loans, 4.50% per annum; provided, that in no event will the applicable interest rate on the senior secured credit facilities be less than 7.50%. Interest is payable quarterly for Base Rate Loans and at the end of the relevant interest period (or quarterly in certain cases) for all Eurodollar Loans. The default rate under the senior secured credit facilities is equal to the base rate plus 2%. At September 30, 2002, the interest rate on borrowings under the senior secured credit facilities was 7.50%.

     Obligations under the senior secured credit facilities are secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries and by a pledge of 100% of the shares of domestic subsidiaries and 65% of the shares of direct foreign subsidiaries. Our domestic subsidiaries have unconditionally guaranteed our obligations under the senior secured credit facilities.

     On September 30, 2002, we made a mandatory excess free cash flow repayment of $30 million based upon 75% of our free cash flow for the period ended September 30, 2002. On December 29, 2002, an additional $0.8 million was paid under the mandatory excess free cash flow provision of the credit agreement.

     In addition to customary affirmative covenants, the senior secured credit facilities require us to enter into interest-rate hedging agreements to the extent necessary for 50% of the total outstanding consolidated indebtedness to be at a fixed rate. The senior secured credit facilities include negative covenants that, among other things, restrict our and its subsidiaries’ ability to: incur additional indebtedness (including guarantees of certain obligations); engage in mergers, consolidations, liquidations and dissolutions; sell assets; enter into capital leases; pay dividends or make other payments in respect of capital stock; make acquisitions; make investments, loans and advances; make payments with respect to or modify subordinated debt instruments; and enter into agreements with negative pledge clauses or clauses restricting subsidiary distributions.

     The senior secured credit facilities also contain minimum interest coverage and fixed charge coverage ratios and maximum senior secured and total leverage ratios. The senior secured credit facilities also contain a restriction on the amount of capital expenditures.

The Senior Subordinated Notes

     On December 20, 2001 we issued $150 million in aggregate principal amount of 11.50% senior subordinated notes to fund a portion of the consideration for the IPC Acquisition. Under the terms of the indenture governing the senior subordinated notes, we may, subject to certain restrictions, issue additional notes up to a maximum aggregate principal amount of $250 million. The senior subordinated notes mature on December 15, 2009. The senior subordinated notes are general unsecured obligations, are subordinated in right of payment to all existing and future senior debt, including the senior secured credit facilities, are pari passu in right of payment with any future senior subordinated indebtedness, and are unconditionally guaranteed by certain of our domestic restricted subsidiaries. Interest on the senior subordinated notes accrue at the rate of 11.50% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2002.

     The indenture governing the senior subordinated notes contains covenants that impose significant restrictions on us. These restrictions include limitations on our ability to: incur indebtedness or issue preferred shares; pay dividends or make distributions in respect of capital stock or to make other restricted payments; create liens; agree to payment restrictions affecting restricted subsidiaries; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

     During the course of the year, our liquidity reflects our mandatory payment obligations of principal and interest under both our senior secured credit facilities and our senior subordinated notes. The mandatory interest and principal payments under the senior secured credit facilities are due at the end of each quarter. The interest payments required by the senior subordinated notes of $8.6 million payable in June and December of each year impact our liquidity during those particular months. Additionally, in any such year that we generate excess cash flow, the mandatory prepayment required under our senior secured credit facilities must be made within 90 days of our fiscal year end.

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

Comparison of FY 2001 to FY 2000

     Cash provided by operating activities was $33.3 million in FY 2001 as compared to $70.0 million in FY 2000. Cash provided by operating activities in FY 2001 is primarily due to $20.8 million of customer advances and collections on jobs not yet completed, which was partially offset by cash outflows of $18.9 million relating to accounts payable and other accrued expenses. Cash provided by operating activities in FY 2001 also included net income, after adding back non-cash charges, of $23.4 million, which was primarily related to the amortization of goodwill and intangible assets, as well as net decreases of various other assets net of liabilities. Cash from operating activities in FY 2000 was primarily due to a reduction in inventory of $22.1 million due to job completions, and a reduction in various other assets and liabilities of $33.0 million, which was partially offset by an increase in accounts receivable of $16.0 million. Cash provided by operating activities in FY 2000 also included net income of $30.9 million after adding back $44.5 million of non-cash charges. These non-cash charges primarily related to the extinguishment of our 10 7/8 % Senior Discount Notes due 2008 and repayments of our previous revolving credit facility.

     Cash used in investing activities was $9.4 million in FY 2001 as compared to $3.8 million in FY 2000. Cash used in investing activities for both years related exclusively to capital expenditures used to fund our research and development efforts and the purchase of advanced machinery and equipment in our manufacturing facility.

     Cash used in financing activities was $23.4 million in FY 2001 as compared to $63.3 million in FY 2000. FY 2001 financing activity consisted almost exclusively of repayments of borrowings to Global Crossing. FY 2000 financing activity consisted of cash used to payoff our 10 7/8 % Senior Discount Notes due 2008 and repayments of our previous revolving credit facility. The remaining financing activity in FY 2000 related to net proceeds from funding by Global Crossing for daily operations.

Capital Resources and Expenditures

     We expect that our capital expenditures for fiscal year 2003 will be approximately $6.0 million, however, actual capital expenditures for fiscal year 2003 may be greater. We expect that capital expenditures will be comparable in the next few years. We have no off balance sheet arrangements or other relationships with unconsolidated affiliates.

     Our primary future uses of cash will be to fund interest expense and principal repayments on our debt, capital expenditures, research and development efforts and working capital as needed for potential strategic acquisitions and/or alliances. Our primary future sources of cash will be cash flows from operations, primarily the design, manufacture, installation and service of turret systems for the trading operations of investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers and insurance companies, and, if necessary, borrowings under the revolving credit facility. At September 30, 2002, we had $25.3 million of unrestricted cash and $7.3 million of restricted cash remaining from the $20.8 million deferred purchase obligation to Global Crossing. The restricted cash balance relates to the deferred purchase obligation under the purchase agreement. While we structured the purchase agreement so that we retain ownership of the deposited funds, there can be no assurance that a contrary position will not be taken in Global Crossing’s bankruptcy case.

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

     As a result of the rejection of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying us for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Acquisition. We therefore will be liable for any tax liabilities that may be imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for these periods. As of the date of this filing, the aggregate amount of taxes for which we have received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million. We estimate that the range of our exposure for additional tax liabilities is from zero to $36 million. In computing our estimated range of potential tax liabilities, we took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Though we believe that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by us of a significant amount of these potential tax liabilities could have a material adverse effect on our financial condition and results of operations, requiring us to seek additional financing.

     Our ability to make payments on our indebtedness, including the senior subordinated notes, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future, which is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     Since the IPC Acquisition, our cash generated from the operations of the business, has been sufficient to meet our cash needs. Based on our forecasts, we believe that this trend will continue and our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our current and long-term liquidity needs. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the senior subordinated notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the senior subordinated notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the senior subordinated notes, on commercially reasonable terms, or at all.

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

Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements and the related notes thereto of IPC Acquisition Corp., the Report of Independent Auditors and Reprinted Copy of the Report of Independent Public Accountants are filed as a part of this Form 10-K/A.

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

IPC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Predecessors

	Period from	Period from		Period from	Period from
	October 1	June 15,	Fiscal Year	October 1,	November 15,
	1999 to	2000 to	Ended	2001 to	2001 to
	June 14,	September 30,	September 30,	December 20,	September 30,
	2000	2000	2001	2001	2002

Revenue:
Product sales and installations	$108,488	$72,994	$181,267	$35,691	$156,503
Service	66,021	30,706	98,430	23,089	76,281

	174,509	103,700	279,697	58,780	232,784

Cost of goods sold (depreciation shown separately):
Product sales and installations	65,802	61,533	106,252	18,869	119,605
Service	36,744	18,217	58,349	13,953	41,528
Depreciation and amortization	454	195	834	216	815

	103,000	79,945	165,435	33,038	161,948

Gross profit	71,509	23,755	114,262	25,742	70,836

Research and development	8,854	4,024	15,502	3,519	11,617
Selling, general and administrative expense	29,480	12,202	33,541	17,110	34,576
Depreciation and amortization	6,629	13,808	47,801	10,521	14,250

Income (loss) from operations	26,546	(6,279)	17,418	(5,408)	10,393

Other income (expense):
Interest expense, net	(16,142)	(5,686)	(27,871)	(5,987)	(21,533)
Other income (expense), net	(18)	30	2,028	49	(346)

Income (loss) before income taxes	10,386	(11,935)	(8,425)	(11,346)	(11,486)

Income tax provision (benefit)	4,134	(2,582)	4,406	(318)	(2,286)

Income (loss) before extraordinary charge	6,252	(9,353)	(12,831)	(11,028)	(9,200)

Extraordinary loss on retirement of debt, net of income taxes of $7,269	—	(10,526)	—	—	—

Net income (loss)	$6,252	$(19,879)	$(12,831)	$(11,028)	$(9,200)

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

Inventories

     Inventories are stated at the lower of FIFO (first in, first out) cost or market but not in excess of net realizable value. Inventory costs include all direct manufacturing costs and applied overhead. Allowances are established based on management’s estimate of inventory on hand that is potentially obsolete or for which its market value is below cost. Cost of goods sold for the period ended September 30, 2002 reflects fair value inventory adjustments of $34.3 million associated with the purchase accounting treatment of the IPC Acquisition on December 20, 2001. Similarly, cost of goods sold for the fiscal year ended September 30, 2001 and the period from June 15, 2000 to September 30, 2000 include fair value inventory adjustments of $10.7 million and $24.9 million, respectively, associated with the purchase of the Predecessor by Global Crossing in June 2000.

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

     The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the IPC Acquisition. The purchase price on the date of the IPC Acquisition exceeded the fair market value of the net assets acquired by approximately $69.4 million and was recorded as goodwill on the consolidated balance sheet.

Condensed Balance Sheet

Current assets	$160,617
Property, plant and equipment, net	21,163
Intangible assets, net	216,000
Goodwill	69,427
Other long-term assets	694

Total assets acquired	467,901

Current liabilities	99,882
Deferred tax liability	14,360
Other long-term liabilities	3,358

Total liabilities assumed	117,600

Net assets acquired	$350,301

     The IPC Acquisition was accounted for as a purchase. The following represents the preliminary allocation of the excess of the purchase price over the historical cost of the net tangible assets acquired at the date of the purchase:

Purchase price (including $20.8 million of deferred purchase price obligation)		$350,300
Estimated transaction costs		7,900

Total consideration		358,200
Historical costs of net tangible assets acquired		(43,020)

Excess of purchase price over net tangible assets acquired		$315,180

Allocation of excess purchase price:
Step-up inventory to fair value		$34,300
Deferred taxes		(12,430)
Residual goodwill		77,310
Identifiable intangibles:
Technology (7 year life)	$45,000
Trade names (indefinite life)	18,000
Customer list (20 year life)	153,000

Total identifiable intangibles		216,000

Total allocation of excess purchase price		$315,180

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

     The unaudited pro forma financial information gives effect to (a) the IPC Acquisition (b) the offering of the outstanding senior subordinated notes, (c) term loan borrowings under our senior secured credit facilities, (d) the purchase accounting adjustments associated with the IPC Acquisition, (e) the common equity contribution and (f) the related fees and expenses. The unaudited pro forma financial information assumes that no post-closing working capital adjustments have been made in connection with the IPC Acquisition. The unaudited pro forma financial information of the Company does not include various one-time costs for operating expenses and capital expenditures associated with establishing the Company as a stand-alone entity but does include the restructuring charge of $0.8 million and tax benefit of $2.1 million related to a 1999 dividend payment from the Company’s European operations for the fiscal year ended September 30, 2001.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

	Predecessors

		Period from
	Fiscal Year	October 1,
	Ended	2001 to
	September 30,	December
(in thousands)	2001	20, 2001

Revenue	$279,697	$58,780
Net income (loss)	$12,100	$(3,870)

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

6. Goodwill and Intangible Assets

     The Company adopted SFAS No. 142, effective December 20, 2001 (the date of the IPC Acquisition). Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, they are reviewed for impairment annually or more frequently if certain indicators arise. Had the Predecessor been accounting for its goodwill and indefinite lived intangible assets (tradenames) under SFAS No. 142 for all periods presented, the Predecessor’s net income (loss) would have been as follows:

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

     The following table reflects the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets included in the consolidated balance sheets as of the dates indicated:

	Predecessor

	September 30,	December 31,	September 30,
(in thousands)	2001	2001	2002

Intangible assets:
Amortized intangible assets:
Technology	$35,940	$45,000	$45,000
Customer list	108,904	153,000	154,030
Effect of currency translation adjustments	—	—	2,754
Accumulated amortization-technology	(6,632)	(184)	(5,014)
Accumulated amortization-customer list	(14,066)	(215)	(6,100)

Net carrying amount	$124,146	$197,601	$190,670

Non-amortized intangible assets:
Goodwill	$185,033	$77,310	$70,636
Tradenames	15,867	18,000	18,000
Effect of currency translation adjustments	—	—	2,105
Assembled workforce	12,617	—	—

Net carrying amount	$213,517	$95,310	$90,741

     Amortization expense for those intangible assets still required to be amortized under SFAS No. 142 was $11.1 million for the period from November 15, 2001 to September 30, 2002. Amortization expense for goodwill and intangible assets prior to the adoption of SFAS No. 142 was $3.3 million, $12.2 million, $41.6 million and $9.3 million for the periods October 1, 1999 to June 14, 2000, June 15, 2000 to September 30, 2000, fiscal year ended September 30, 2001, and October 1, 2001 to December 20, 2001, respectively. The Company estimates amortization expense on a straight-line basis will approximate $14.1 million for each of the five succeeding fiscal years ending September 30, 2007.

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

     Obligations under the senior secured credit facilities are secured by a first priority security interest in substantially all of the assets of the Company and the assets of its domestic subsidiaries and by a pledge of 100% of the shares of domestic subsidiaries and 65% of the shares of direct foreign subsidiaries. The domestic subsidiaries have unconditionally guaranteed the Company’s obligations under the senior secured credit facilities. These subsidiary guarantees are both full and unconditional, as well as joint and several.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

     On September 30, 2002, the Company made a mandatory excess free cash flow repayment of $30 million based upon 75% of the Company’s free cash flow for the period ended September 30, 2002.

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

     The Company provides certain services on an arm’s-length basis to Goldman, Sachs & Co., an affiliate of GSCP 2000. GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. own substantially all of the Company’s common stock. Services provided by the Company are billed to Goldman Sachs and settled through the collection of trade receivables and are consistent with pricing offered to comparable globally positioned customers. Revenue related to these services amounted to $2.9 million and $4.4 million for the periods October 1, 2001 to December 20, 2001 and November 15, 2001 to September 30, 2002, respectively. At December 31, 2001 and September 30, 2002, the Company has recorded on its consolidated balance sheet $2.4 million and $1.1 million of trade receivables and $0.7 million and $2.7 million of customer advances, respectively, related to maintenance services provided to Goldman Sachs.

     The Company provides installation projects and maintenance services on turrets negotiated on an arm’s-length basis to Goldman, Sachs & Co. and are consistent with pricing offered to comparable globally positioned customers. The Company was paid $0.1 million for the period from November 15, 2001 to September 30, 2002 by Goldman, Sachs & Co. for these projects and services.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

     Goldman Sachs and its related investment funds provided advisory and other services to GSCP 2000 and the Company in connection with sourcing, structuring and arranging of the IPC Acquisition and received fees of $8.0 million for those services. Goldman Sachs also acted as an initial purchaser in the offering of the outstanding senior subordinated notes and an affiliate of Goldman Sachs acted as the arranger and syndication agent under the Company’s senior secured credit facilities. In connection with these transactions, Goldman Sachs and its affiliates received aggregate fees of approximately $9.3 million. The fees charged by Goldman were commensurate with the fees Goldman charges for acting in a similar capacity on comparable transactions.

Agreements

     As of September 30, 2002, approximately 350 of the Company’s staff in the United States are represented by collective bargaining units, including approximately 310 workers who are retained under labor pooling agreements that the Company has entered into with KEC-NY and KEC-NJ, a company owned by one of our minority stockholders. Under these agreements, KEC-NY and KEC-NJ are signatories to collective bargaining agreements with the union locals that represent these employees. In addition, pursuant to these agreements, KEC-NY and KEC-NJ are responsible for paying the employees, remitting payroll taxes and making any required contributions to any union benefit plans covering the employees. The Company reimburses KEC-NJ and KEC-NY for these expenses, pays them a total fee of $50,000 per month and has agreed to indemnify them for liabilities related to the Company’s employees. The Company has a standby letter of credit in place in favor of KEC-NY and KEC-NJ in the amount of $1.5 million for labor compensation and benefits related to these employees. The agreements also require the Company to indemnify the shareholders of KEC-NY and KEC-NJ for losses, up to $5 million, in the event the Company breaches the agreement or otherwise cause the shareholders to be subject to multi-employer pension plan withdrawal liability under Title IV of the Employee Retirement Income Security Act of 1974, as amended.

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

15. Business Segment Information

     The Company’s operations include the Trading Systems and Information Transport Systems, or I.T.S. divisions. Trading Systems reports sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installations.” It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as “Service.” I.T.S. reports revenue from the design, integration and implementation of cabling infrastructure projects including local and wide area networks, and from the sales of network products, such as hubs, bridges and routers as “Product sales and installations.” It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks, as “Service.” The Company’s primary measures to evaluate performance are direct margin and income from operations.

	Predecessor

	Trading Systems	I.T.S.	Consolidated

	(in thousands)
Period from October 1, 1999 to June 14, 2000
Revenue:
Product sales and installations	$82,286	$26,202	$108,488
Service	55,323	10,698	66,021

Total revenue	$137,609	$36,900	$174,509
Direct margin	90,722	7,696	98,418
Income from operations	25,196	1,350	26,546
Depreciation and amortization	6,815	268	7,083
Interest expense, net	(16,142)	—	(16,142)
Other income (expense), net	(18)	—	(18)
Income (loss) before income taxes	9,036	1,350	10,386
Income tax provision	4,134	—	4,134
Goodwill, net	$13,099	—	$13,099
Total assets	$272,707	$25,623	$298,330
Capital expenditures	$2,692	$69	$2,761

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

	Predecessor

	Trading Systems	I.T.S.	Consolidated

	(in thousands)
Period from June 15, 2000 to September 30, 2000
Revenue:
Product sales and installations	$58,939	$14,055	$72,994
Service	25,227	5,479	30,706

Total revenue	$84,166	$19,534	$103,700
Direct margin	23,162	2,607	25,769
Income (loss) from operations	(6,349)	70	(6,279)
Depreciation and amortization	13,851	152	14,003
Interest expense, net	(5,686)	—	(5,686)
Other income (expense), net	30	—	30
Income (loss) before income taxes	(12,005)	70	(11,935)
Income tax benefit	(2,582)	—	(2,582)
Goodwill, net	$206,150	—	$206,150
Total assets	$507,515	$23,845	$531,360
Capital expenditures	$1,004	$49	$1,053

	Predecessor

	Trading Systems	I.T.S.	Consolidated

	(in thousands)
Fiscal Year Ended September 30, 2001
Revenue:
Product sales and installations	$138,165	$43,102	$181,267
Service	82,851	15,579	98,430

Total revenue	$221,016	$58,681	$279,697
Direct margin	129,746	12,508	142,254
Income from operations	12,700	4,718	17,418
Depreciation and amortization	48,370	265	48,635
Interest expense, net	(27,871)	—	(27,871)
Other income (expense), net	2,028	—	2,028
Income (loss) before income taxes	(13,413)	4,718	(8,425)
Income tax provision	4,406	—	4,406
Goodwill, net	$185,033	—	$185,033
Total assets	$459,066	$30,045	$489,111
Capital expenditures	$8,982	$388	$9,370

	Predecessor

	Trading Systems	I.T.S.	Consolidated

	(in thousands)
Period from October 1, 2001 to December 20, 2001
Revenue:
Product sales and installations	$27,444	$8,247	$35,691
Service	18,795	4,294	23,089

Total revenue	$46,239	$12,541	$58,780
Direct margin	28,690	2,734	31,424
Income (loss) from operations	(6,498)	1,090	(5,408)
Depreciation and amortization	10,729	8	10,737
Interest expense, net	(5,987)	—	(5,987)
Other income (expense), net	49	—	49
Income (loss) before income taxes	(12,436)	1,090	(11,346)
Income tax benefit	(318)	—	(318)
Goodwill, net	$180,328	—	$180,328
Total assets	$350,787	$29,179	$379,966
Capital expenditures	$1,897	$5	$1,902

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

	Trading Systems	I.T.S.	Consolidated

	(in thousands)
Period from November 15, 2001 to September 30, 2002
Revenue:
Product sales and installations	$127,246	$29,257	$156,503
Service	66,909	9,372	76,281

Total revenue	$194,155	$38,629	$232,784
Direct margin	84,215	5,717	89,932
Income (loss) from operations	10,475	(82)	10,393
Depreciation and amortization	14,760	305	15,065
Interest expense, net	(21,533)	—	(21,533)
Other income (expense), net	(346)	—	(346)
Income (loss) before income taxes	(11,404)	(82)	(11,486)
Income tax benefit	(2,286)	—	(2,286)
Goodwill, net	$71,308	$971	$72,279
Total assets	$415,395	$14,837	$430,232
Capital expenditures	$6,480	$26	$6,506

Information about the Company’s operations by geographic location is as follows:

	Predecessors

	Period from				Period from
	October 1, 1999 to	Period from		Period from	November 15, 2001
	June 14,	June 15, 2000 to	Fiscal Year Ended	October 1, 2001 to	to September 30,
(in thousands)	2000	September 30, 2000	September 30, 2001	December 20, 2001	2002

Revenues:
Americas	$131,266	$63,924	$213,081	$44,939	$169,069
Europe	37,443	24,237	47,817	10,424	48,928
Asia Pacific	5,800	15,539	18,799	3,417	14,787

	$174,509	$103,700	$279,697	$58,780	$232,784

Long-lived assets:
Americas	$32,206	$318,019	$287,192	$275,816	$227,265
Europe	6,252	66,779	58,563	57,197	54,375
Asia Pacific	214	13,341	13,147	16,214	20,775

	$38,672	$398,139	$358,902	$349,227	$302,415

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

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

16. Guarantor Subsidiaries’ Financial Information

     Certain of the Company’s domestic restricted subsidiaries guarantee the senior secured credit facilities and the senior subordinated notes. These subsidiary guarantees are both full and unconditional, as well as joint and several. Information regarding the guarantors is as follows (in thousands):

Condensed Combining Statement of Operations
For the Period October 1, 1999 to June 14, 2000

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined

Revenue	$157,630	$39,379	$(22,500)	$174,509
Cost of goods sold	94,169	27,024	(18,193)	103,000

Gross profit	63,461	12,355	(4,307)	71,509
Other operating expenses	36,981	7,982	—	44,963

Income (loss) from operations	26,480	4,373	(4,307)	26,546
Interest expense and other, net	(16,410)	250	—	(16,160)
Income tax provision	2,618	1,516	—	4,134

Net income (loss)	$7,452	$3,107	$(4,307)	$6,252

Condensed Combining Statement of Cash Flows
For the Period October 1, 1999 to June 14, 2000

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined

Net cash provided by operating activities	$45,714	$5,349	$—	$51,063
Capital expenditures	(2,661)	(100)	—	(2,761)

Net cash used in investing activities	(2,661)	(100)	—	(2,761)
Repayments of intercompany borrowings	(57,144)	(6,035)	—	(63,179)
Borrowings under revolving credit facility	12,290	—	—	12,290
Proceeds from exercise of stock options	4,224	—	—	4,224
Principal payments on capital leases	(331)	—	—	(331)

Net cash used in financing activities	(40,961)	(6,035)	—	(46,996)
Effect of exchange rate changes on cash	(2,462)	—	—	(2,462)

Net decrease in cash	(370)	(786)	—	(1,156)
Cash at beginning of period	(138)	5,064	—	4,926

Cash at end of period	$(508)	$4,278	$—	$3,770

Condensed Combining Statement of Operations
For the Period June 15, 2000 to September 30, 2000

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined

Revenue	$85,618	$24,820	$(6,738)	$103,700
Cost of goods sold	63,907	25,106	(9,068)	79,945

Gross profit	21,711	(286)	2,330	23,755
Other operating expenses	26,451	3,583	—	30,034

Income (loss) from operations	(4,740)	(3,869)	2,330	(6,279)
Interest expense and other, net	(5,758)	102	—	(5,656)
Extraordinary loss on senior discount notes	(17,795)	—	—	(17,795)
Income tax provision (benefit)	(11,410)	1,559	—	(9,851)

Net income (loss)	$(16,883)	$(5,326)	$2,330	$(19,879)

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

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

Condensed Combining Statement of Operations
For the Fiscal Year Ended September 30, 2001

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined

Revenue	$245,038	$58,679	$(24,020)	$279,697
Cost of goods sold	146,649	41,498	(22,712)	165,435

Gross profit	98,389	17,181	(1,308)	114,262
Other operating expenses	81,207	15,637	—	96,844

Income (loss) from operations	17,182	1,544	(1,308)	17,148
Interest expense and other, net	(26,236)	393	—	(25,843)
Income tax provision (benefit)	(175)	4,581	—	4,406

Net income (loss)	$(8,879)	$(2,644)	$(1,308)	$(12,831)

Condensed Combining Statement of Cash Flows
For the Fiscal Year Ended September 30, 2001

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined

Net cash provided by operating activities	$21,213	$12,093	$—	$33,306
Capital expenditures	(9,353)	(17)	—	(9,370)

Net cash used in investing activities	(9,353)	(17)	—	(9,370)
Repayments of intercompany borrowings	(13,590)	(9,596)	—	(23,186)
Principal payments on capital leases	(234)	—	—	(234)

Net cash used in financing activities	(13,824)	(9,596)	—	(23,420)
Effect of exchange rate changes on cash	868	—	—	868

Net increase (decrease) in cash	(1,096)	2,480	—	1,384
Cash at beginning of period	393	2,759	—	3,152

Cash at end of period	$(703)	$5,239	$—	$4,536

Condensed Combining Statement of Operations
For the Period October 1, 2001 to December 20, 2001

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined

Revenue	$52,098	$13,777	$(7,095)	$58,780
Cost of goods sold	30,826	9,226	(7,014)	33,038

Gross profit	21,272	4,551	(81)	25,742
Other operating expenses	28,211	2,939	—	31,150

Income (loss) from operations	(6,939)	1,612	(81)	(5,408)
Interest expense and other, net	(6,218)	280	—	(5,938)
Income tax provision (benefit)	639	(957)	—	(318)

Net income (loss)	$(13,796)	$2,849	$(81)	$(11,028)

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

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

Condensed Consolidating Balance Sheet at September 30, 2002

	IPC	Guarantor	Non-Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash	$6,123	$(1,610)	$20,781	$—	$25,294
Restricted cash	7,272	—	—	—	7,272
Accounts receivable, net	—	32,900	19,568	—	52,468
Inventories, net	—	20,089	5,518	(3,389)	22,218
Prepaid and other current assets	—	1,658	2,956	—	4,614
Due from affiliate	(20,023)	67,819	(47,796)	—	—

Total current assets	(6,628)	120,856	1,027	(3,389)	111,866
Investment in subsidiaries	369,106	—	—	(369,106)	—
Property, plant and equipment, net	—	18,988	2,016	—	21,004
Goodwill and intangibles, net	—	205,298	76,113	—	281,411
Deferred financing costs, net	15,116	—	—	—	15,116
Other assets	—	662	173	—	835

Total assets	$377,594	$345,804	$79,329	$(372,495)	$430,232

Liabilities and stockholders’ equity:
Current portion of long-term debt	$6,460	$—	$—	$—	$6,460
Accounts payable, accrued expenses and other current liabilities	5,072	15,196	10,830	—	31,098
Customer advances and deferred revenue	—	17,116	6,377	—	23,493
Deferred purchase price obligation	7,272	—	—	—	7,272

Total current liabilities	18,804	32,312	17,207	—	68,323
Long-term debt	214,602	—	—	—	214,602
Other long-term liabilities	7,190	3,119	—	—	10,309

Total liabilities	240,596	35,431	17,207	—	293,234

Total stockholders’ equity	136,998	310,373	62,122	(372,495)	136,998

Total liabilities and stockholders’ equity	$377,594	$345,804	$79,329	$(372,495)	$430,232

Condensed Consolidated Statement of Operations
For the Period November 15, 2001 to September 30, 2002

	IPC	Guarantor	Non-Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$193,365	$59,907	$(20,488)	$232,784
Cost of goods sold	—	144,585	39,611	(22,248)	161,948

Gross profit	—	48,780	20,296	1,760	70,836
Other operating expenses	—	49,539	10,904	—	60,443

Income (loss) from operations	—	(759)	9,392	1,760	10,393
Interest expense and other, net	(21,725)	157	(311)	—	(21,879)
Income tax provision (benefit)	—	(6,680)	4,394	—	(2,286)

Net income (loss)	$(21,725)	$6,078	$4,687	$1,760	$(9,200)

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

17. Quarterly Financial Information (Unaudited):

     The following table sets forth unaudited quarterly financial information for the fiscal years ended September 30, 2001 and 2002 (in thousands):

Predecessor:

	Quarter Ended

	December 31,	March 31,	June 30,	September 30,

Fiscal year ended September 30, 2001:
Revenue	$60,945	$72,778	$76,062	$69,912
Gross profit	$16,444	$31,444	$35,811	$30,563
Net income (loss)	$(23,457)	$1,760	$5,136	$3,730

	Predecessor

	Period from	Period from	Quarter Ended
	October 1, 2001 to	November 15, 2001
	December 20, 2001	to December 31, 2001	March 31,	June 30,	September 30,

Fiscal year ended September 30, 2002:
Revenue	$58,780	$14,329	$78,205	$62,808	$77,442
Gross profit	$25,742	$362	$17,375	$18,621	$34,478
Net income (loss)	$(11,028)	$(1,382)	$(5,310)	$(5,385)	$2,877

18. Subsequent Events

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

Senior Secured Credit Facilities Prepayment and Amendment

     On March 3, 2003, the Company voluntarily prepaid $14.0 million of its term loans under the senior secured credit facilities. In addition, the Company completed an amendment to the senior secured credit facilities that modifies the senior secured leverage, total leverage, interest coverage and capital expenditures covenants in the credit agreement and secures consent from the Company’s lenders for the previously announced option agreement to purchase all issued and outstanding shares of Gains International (US) Inc. and Gains International (Europe) Limited in December 2003. Following the prepayment, the Company has $55.4 million of its term loans outstanding under the senior secured credit facilities.

Settlement and Rejection Agreement

     On March 13, 2003, the Company entered into a settlement and rejection agreement with Global Crossing. Pursuant to the settlement and rejection agreement, Global Crossing rejected all of its remaining obligations under the purchase agreement pursuant to which the Company acquired 100% of the common stock of IPC Information Systems, Inc. and 100% of the ordinary shares of Asia Global Crossing IPC Trading Systems Australia Pty Ltd. and various assets related to the operations of these businesses. In addition, the Company and Global Crossing mutually released each other for all prior claims and Global Crossing expressly waived and released its rights to the balance of the deferred portion of the purchase price. The bankruptcy court entered an order on March 14, 2003 approving the settlement and rejection agreement.

     Under the terms of the settlement and rejection agreement, the Company has deposited $5.2 million in a new escrow account. Global Crossing will receive $3.2 million from the escrow account upon the filing of certain tax returns in the United Kingdom. Global Crossing will be permitted to receive the remaining $2.0 million from the escrow account after it issues to the Company as beneficiary an irrevocable $2.0 million letter of credit. The Company will have the right to draw on that letter of credit in the event Global Crossing’s affiliate fails to make any payments due to the Company pursuant to the sublease for office space at 67-73 Worship Street in London, England.

     Based on the terms of the settlement and rejection agreement, the Company believes that all tax returns required to be filed in respect of IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Acquisition, have now been filed, except for the United Kingdom tax returns, which the Company expects will be filed by April 30, 2003. These returns consist of consolidated tax returns with Global Crossing, and, where required by law, separate tax returns for IPC Information Systems, Inc. and/or its subsidiaries.

     As a result of the rejection of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying the Company for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Acquisition. The Company therefore will be liable for any tax liabilities that may be imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for these periods. As of the date of this filing, the aggregate amount of taxes for which the Company has received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million. The Company estimates that the range of our exposure for additional tax liabilities is from zero to $36 million. In computing our estimated range of potential tax liabilities, the Company took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although the Company believes that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by the Company of a significant amount of these potential tax liabilities could have a material adverse effect on our financial condition and results of operations, requiring the Company to seek additional financing. In that event, the Company cannot assure you that it will be able to obtain additional financing on commercially reasonable terms, or at all.

     Pursuant to the settlement and rejection agreement, Global Crossing has also paid over to the Company the sum of $2,355,351.85 for payroll and federal tax refunds received by it for periods prior to and including the date of the IPC Acquisition. Global Crossing is also required to pay the Company any future tax refunds or credits it receives on the Company’s behalf or make credits applicable to IPC Information Systems, Inc. and its subsidiaries for these periods.

     As part of the settlement and rejection agreement, the Company also entered into a second amendment to the network services, channel sales and transition services agreement. Under the second amendment, the Company no longer has any obligation to market or resell Global Crossing’s channel network services to its customers. In addition, the restrictions on the Company’s ability to compete with Global Crossing will terminate on June 20, 2004 (instead of December 20, 2004), or, on June 20, 2003 (instead of December 20, 2003) in connection with a business combination transaction with an unrelated third party that is or becomes a competitor of Global Crossing. Finally, pursuant to the settlement and rejection agreement, the Company will be permitted to use any other provider of network services for its own internal purposes provided the Company’s aggregate annual payments to Global Crossing and their subsidiaries is at least $48,000. Neither this second amendment nor the first amendment to the network services, channel sales and transition services agreement was signed by Asia Global Crossing Asia Pacific Commercial, Ltd., a former Global Crossing affiliate that was an original signatory to this agreement.

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

Item 13. Certain Relationships and Related Transactions

Goldman Sachs Capital Partners 2000

     GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. own substantially all of our common stock. Goldman, Sachs & Co., an affiliate of GSCP 2000 and its related investment funds, provided advisory and other services to GSCP 2000 and us in connection with sourcing, structuring and arranging the acquisition and received fees of $8 million for those services. Goldman, Sachs & Co. also acted as an initial purchaser in the offering of our outstanding senior subordinated notes and an affiliate of Goldman, Sachs & Co. acted as the arranger and syndication agent under our senior secured credit facilities. In connection with these transactions, Goldman, Sachs & Co. and its affiliates received aggregate fees of approximately $9.3 million. The fees charged by Goldman were commensurate with the fees Goldman charges for acting in a similar capacity on comparable transactions. Goldman, Sachs & Co. and its affiliates may in the future provide commercial banking, investment banking or other financial advisory services to us and our affiliates. Goldman, Sachs & Co. and/or its affiliates also purchase goods and services from us from time to time and may do so in the future.

     We provide installation projects and maintenance services on turrets negotiated on an arm’s-length basis to Goldman, Sachs & Co. consistent with pricing offered to comparable globally positioned customers. We were paid $0.1 million for the period from November 15, 2001 to September 30, 2002 by Goldman, Sachs & Co. for these projects and services.

     We provide certain services on an arm’s-length basis to Goldman, Sachs & Co. Services provided by us are billed to Goldman Sachs and settled through the collection of trade receivables and are consistent with pricing offered to comparable globally positioned customers. Revenue related to these services amounted to $4.4 million for the period November 15, 2001 to September 30, 2002. For the periods ended December 31, 2001 and September 30, 2002, we have recorded on our balance sheet $2.4 million and $1.1 million of trade receivables and $0.7 million and $2.7 million of customer advances related to maintenance from Goldman Sachs.

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

10.5	Network Services, Channel Sales and Transition Services Agreement, dated December 20, 2001, among the Company, IPC Information Systems, Inc., Asia Global Crossing, IPC Trading Systems Australia Pty Ltd., Asia Global Crossing Asia Pacific Commercial Ltd., Global Crossing Limited and Global Crossing Telecommunications, Inc. (incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

10.6	Amendment dated as of July 3, 2002 among IPC Acquisition Corp., IPC Information Systems, Inc., IPC Information Systems Australia Pty Ltd, Asia Global Crossing Asia Pacific Commercial Ltd., Global Crossing Limited and Global Crossing Telecommunications Inc., to the Network Services, Channel Sales and Transition Services Agreement dated as of December 20, 2001 (incorporated by reference to exhibit 10.1 to the Company’s quarterly report for the quarterly period ended June 30, 2002).

10.7	Form of Change In Control Agreement (incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

10.8	Form of Change In Control Waiver Agreement.

10.9	2002 Stock Option Plan, dated February 15, 2002 (incorporated by reference to exhibit 10.7 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

10.10	Key Employee Equity Investment Plan, dated February 15, 2002 (incorporated by reference to exhibit 10.8 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

*10.11	Settlement and Rejection Agreement, dated March 13, 2003, among IPC Acquisition Corp., Global Crossing Ltd., and Global Crossing North America Holdings Inc.

12.1	Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries (incorporated by reference to exhibit 21.1 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

*23.1	Consent of Ernst & Young LLP, Independent Auditors.

23.2	Notice Regarding Consent of Arthur Andersen LLP.

*99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Reports on Form 8-K

The Company has filed no reports on Form 8-K during the period November 15, 2001 to September 30, 2002.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 4th day of April 2003.

IPC Acquisition Corp.

By: /s/ Timothy Whelan
Timothy Whelan
Chief Financial Officer

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003	/s/ Greg Kenepp

Greg Kenepp President and Director

I, Timothy Whelan, certify that:

1.	I have reviewed this annual report on Form 10-K of IPC Acquisition Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003	/s/ Timothy Whelan

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