Form 10-Q
period 2003-03-31
IPC ACQUISITION CORP
filed 2003-05-15
CIK 1166720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes    ☒   No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐   No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Common Stock, par value $0.01	14,724,380 shares

IPC ACQUISITION CORP.

INDEX

			Page

Part I. Financial Information:
Item 1.	Financial Statements
	A)	Condensed Consolidated Balance Sheets as of September 30, 2002 and March 31, 2003	1
	B)	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2003, the period from October 1, 2001 to December 20, 2001, the period from November 15, 2001 (date of initial capitalization) to March 31, 2002, and the Six Months ended March 31, 2003	2
	C)	Condensed Consolidated Statements of Cash Flows for the period from October 1, 2001 to December 20, 2001, the period from November 15, 2001 (date of initial capitalization) to March 31, 2002, and the Six Months ended March 31, 2003	3
	D)	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		22
Item 3.	Quantitative and Qualitative Disclosure About Market Risk		37
Item 4.	Controls and Procedures		37
Part II. Other Information:
Item 1.	Legal Proceedings		38
Item 2.	Changes in Securities and Use of Proceeds		38
Item 3.	Defaults Upon Senior Securities		38
Item 4.	Submission of Matters to a Vote of Security Holders		38
Item 5.	Other Information		38
Item 6.	Exhibits and Reports on Form 8-K		38
	Signature		39
	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		40

Part I – Financial Information:

Item 1. Financial Statements

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
(Unaudited)

	September 30,	March 31,
	2002	2003

Assets
Assets:
Cash	$25,294	$22,409
Restricted cash	7,272	–
Accounts receivable, net of allowance of $1,245 and $1,072, respectively	52,468	47,598
Inventories, net	22,218	35,844
Prepaid and other current assets	4,614	5,198

Total current assets	111,866	111,049
Property, plant and equipment, net	21,004	20,313
Goodwill	72,279	70,213
Intangible assets, net	209,132	202,503
Deferred financing costs, net	15,116	13,963
Other assets	835	834

Total assets	$430,232	$418,875

Liabilities and Stockholders’ Equity
Liabilities:
Current portion of long term debt	$6,460	$5,827
Accounts payable	4,530	5,420
Accrued expenses and other current liabilities	23,562	16,196
Current portion of deferred compensation	633	633
Income taxes payable	2,373	3,535
Customer advances on installation contracts	11,232	25,249
Deferred revenue on maintenance contracts	12,261	15,440
Current portion of guarantees on former parent obligations	–	1,353
Deferred purchase price obligation	7,272	–

Total current liabilities	68,323	73,653
Term loan	64,602	48,075
Senior subordinated notes	150,000	150,000
Deferred taxes, net	7,190	5,743
Deferred compensation	3,119	3,073
Guarantees on former parent obligations	–	1,899

Total liabilities	293,234	282,443

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 25,000,000 shares; 14,060,000 shares issued and outstanding at September 30, 2002 and March 31, 2003	141	141
Paid in capital	140,159	140,159
Notes receivable for purchases of common stock	(383)	(383)
Accumulated deficit	(9,200)	(10,013)
Accumulated other comprehensive income	6,281	6,528

Total stockholders’ equity	136,998	136,432

Total liabilities and stockholders’ equity	$430,232	$418,875

The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

			Predecessor

			Period from	Period from
	Three Months	Three Months	October 1,	November 15,	Six Months
	Ended	Ended	2001 to	2001 to	Ended
	March 31,	March 31,	December 20,	March 31,	March 31,
	2002	2003	2001	2002	2003

Revenue:
Product sales and installations	$54,854	$32,819	$35,691	$67,329	$56,570
Service	23,351	23,486	23,089	25,205	48,118

	78,205	56,305	58,780	92,534	104,688

Cost of goods sold (depreciation shown separately):
Product sales and installations	46,779	19,680	18,869	59,452	31,934
Service	13,791	11,894	13,953	15,058	24,929
Depreciation and amortization	260	299	216	287	596

	60,830	31,873	33,038	74,797	57,459

Gross profit	17,375	24,432	25,742	17,737	47,229

Research and development	3,809	2,928	3,519	4,115	5,663
Selling, general and administrative expense	9,836	10,742	17,110	10,895	19,472
Depreciation and amortization	4,351	4,798	10,521	4,879	9,529

Income (loss) from operations	(621)	5,964	(5,408)	(2,152)	12,565
Other income (expense):
Interest expense, net	(6,935)	(6,477)	(5,987)	(7,784)	(12,682)
Other income (expense), net	(1)	802	49	28	1,327

Income (loss) before income taxes	(7,557)	289	(11,346)	(9,908)	1,210
Income tax expense (benefit)	(2,247)	900	(318)	(3,216)	2,023

Net loss	$(5,310)	$(611)	$(11,028)	$(6,692)	$(813)

The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Predecessor

	Period from	Period from
	October 1,	November 15,	Six Months
	2001 to	2001 to	Ended
	December 20,	March 31,	March 31,
	2001	2002	2003

Cash flows from operating activities:
Net loss	$(11,028)	$(6,692)	$(813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,393	1,225	2,975
Amortization of intangibles	9,344	3,941	7,150
Amortization of deferred financing costs	—	826	1,463
Provision for doubtful accounts	1,018	303	(54)
Deferred income taxes	(4,761)	(5,324)	(1,447)
Employee deferred compensation charge	(19)	(30)	(46)
Changes in operating assets and liabilities:
Accounts receivables	4,702	6,945	5,292
Inventories	1,823	33,695	(13,626)
Prepaids and other current assets	(281)	(80)	(1,296)
Other assets	322	89	1
Accounts payable and accrued expenses	7,019	(4,307)	(4,656)
Income taxes payable	(988)	2,001	1,162
Customer advances and deferred revenue	9,326	(19,454)	17,196
Other liabilities	(2,623)	—	—

Net cash provided by operating activities	15,247	13,138	13,301

Cash flows from investing activities:
Capital expenditures	(1,902)	(982)	(2,284)
Proceeds from restricted cash account and other amounts in connection with Global Crossing settlement	—	—	9,419
Cash payments in connection with Global Crossing settlement	—	—	(5,200)
Payment for acquisitions, net of cash acquired (net of restricted cash)	—	(346,441)	—

Net cash provided by (used in) investing activities	(1,902)	(347,423)	1,935

Cash flows from financing activities:
Repayments of intercompany borrowings	(15,134)	—	—
Principal payments on term loan	—	—	(17,160)
Debt issue costs for term loan amendment	—	—	(310)
Proceeds from term loan, net of issuance costs	—	98,600	—
Proceeds from senior subordinated notes, net of issuance costs	—	136,600	—
Proceeds from equity issuance, net	—	139,700	—

Net cash provided by (used in) financing activities	(15,134)	374,900	(17,470)

Effect of exchange rate changes on cash	(1,996)	(1,034)	(651)

Net increase (decrease) in cash	(3,785)	39,581	(2,885)
Cash, beginning of period	4,536	—	25,294

Cash, end of period	$751	$39,581	$22,409

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Income taxes	$1,338	$108	$2,524

Interest	$66	$2,096	$11,575

The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2003

1.	Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of IPC Acquisition Corp. (the “Company”) and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States for annual financial reporting and should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K/A for the fiscal year ended September 30, 2002.

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

     The condensed consolidated financial statements for the period from November 15, 2001 (date of initial capitalization) to March 31, 2002 and the three and six months ended March 31, 2003 include the accounts of the Company and its wholly owned subsidiaries. The principal activity of the Company consists of the December 20, 2001 acquisition of the Predecessor (the “IPC Information Systems Acquisition”), and the results of operations of the acquired business from such date through March 31, 2003. Intercompany balances and transactions have been eliminated.

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

     The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” effective upon the IPC Information Systems Acquisition and, in accordance with SFAS 142, there is no amortization of goodwill and intangible assets that have indefinite useful lives for the period from November 15, 2001 to March 31, 2002 and the three and six months ended March 31, 2003. However, such assets are tested for impairment at least annually using the two-step process specifically provided in the statement. Other intangible assets are carried at cost. Technology and customer relationships are amortized over the estimated useful lives of 7 and 20 years, respectively. Tradenames have been deemed to have an indefinite life and will not be subject to amortization expense, but instead are subject to annual impairment tests in accordance with the provisions of SFAS 142.

     The Company completed the required initial impairment test within the first six months of adoption as well as the annual impairment test as of July 1, 2002 (the first day of the fourth quarter of the 2002 fiscal year), and concluded that there was no impairment to its recorded goodwill or indefinite lived intangible assets. The Company believes the recorded values of goodwill and tradenames at March 31, 2003 in the amounts of $70.2 million and $18.5 million, respectively, are fully recoverable.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2003

Stock–Based Compensation

     As permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee option plans. Under APB 25, no compensation expense is recognized at the time of an option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of the grant and the number of shares to be issued pursuant to the exercise of such options are and fixed on at the date of the grant.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions: weighted-average risk-free interest rate of 3.5%; no dividends; volatility factor of the expected market price of the Company’s common stock of 74.2%, and a weighted-average expected life of the options of 5 years (all such grants were during the period ended September 30, 2002; no grants were made during the six months ended March 31, 2003).

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

     For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over their vesting periods. The weighted-average grant date fair value of options granted during the period ended September 30, 2002 was $6.28. The Company’s pro forma net loss for all periods are shown below. These amounts may not necessarily be indicative of the pro forma effect of SFAS 123 for future periods in which options may be granted.

     The Company recorded no compensation expense under APB 25 for the periods presented. If the Company elected to recognize compensation expense based on the fair value of the options granted at grant date, as prescribed by SFAS 123, net loss would have been adjusted to the proforma amounts indicated in the table below:

			Predecessor

			Period from	Period from
	Three Months	Three Months	October 1,	November 15,	Six Months
	Ended	Ended	2001 to	2001 to	Ended
	March 31,	March 31,	December 20,	March 31,	March 31,
(dollars in thousands)	2002	2003	2001	2002	2003

Reported net loss	$(5,310)	$(611)	$(11,028)	$(6,692)	$(813)
Add back total stock-based employees compensation determined under APB 25 intrinsic value method, net of tax	–	–	–	–	–
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	–	(46)	–	–	(93)

Net loss, pro forma	$(5,310)	$(657)	$(11,028)	$(6,692)	$(906)

     Effects of Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which requires entities to record the fair value of the estimated liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes an amount equal to the present value of the estimated liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company adopted SFAS 143 on October 1, 2002. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2003

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, “Accounting for Impairment of Long-Lived Assets” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 was adopted by the Company on October 1, 2002. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion 30”). Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS 145. The Company adopted SFAS 145 on October 1, 2002. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

     In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes”. The Company is assessing the impact that the adoption of EITF 00-21 will have on its condensed consolidated financial statements.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and the Company has adopted those requirements for its financial statements included in this Form 10-Q. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company applied FIN 45 in connection with the March 13, 2003 settlement and rejection agreement with Global Crossing (see Note 2). The Company has reflected the fair value of guarantees on behalf of Global Crossing in its March 31, 2003 condensed consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2003

of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and have been reflected in the accompanying notes to the Company’s condensed consolidated financial statements.

Comprehensive Loss

     The balance sheets and statements of operations of the Company’s foreign operations are measured using the local currency as the functional currency. Assets and liabilities of these foreign operations are translated at the period-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the period. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive loss.

			Predecessor

			Period from	Period from
	Three Months	Three Months	October 1,	November 15,	Six Months
	Ended	Ended	2001 to	2001 to	Ended
	March 31,	March 31,	December 20,	March 31,	March 31,
(dollars in thousands)	2002	2003	2001	2002	2003

Reported net loss	$(5,310)	$(611)	$(11,028)	$(6,692)	$(813)
Translation adjustment, net of tax	(831)	(920)	(1,238)	(651)	156

Total comprehensive loss	$(6,141)	$(1,531)	$(12,266)	$(7,343)	$(657)

2.	The IPC Information Systems Acquisition

     The Company was formed in November 2001 to acquire IPC Information Systems, Inc. On December 20, 2001, the Company purchased 100% of the common stock of IPC Information Systems, Inc. and 100% of the ordinary shares of Asia Global Crossing IPC Trading Systems Australia Pty. Ltd. from Global Crossing Ltd. and Asia Global Crossing, Ltd. and various of their affiliates. In addition, the Company acquired various assets owned by affiliates of Global Crossing and Asia Global crossing related to the operation of these businesses. Under the purchase agreement, the total purchase price for the shares and assets was $360.0 million, subject to various adjustments for working capital and customer advances. As a result of the IPC Information Systems Acquisition, the Company owns the leader in the turret industry, based on its base of approximately 110,000 turrets installed in trading positions worldwide.

     The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the IPC Information Systems Acquisition. The purchase price on the date of the IPC Information Systems Acquisition exceeded the fair value of the net assets acquired by approximately $77.3 million and was recorded as goodwill on the consolidated balance sheet.

Condensed Balance Sheet (dollars in thousands)
Current assets	$153,732
Property, plant and equipment, net	21,163
Intangible assets, net	216,000
Goodwill	77,310
Other long-term assets	549

Total assets acquired	468,754

Current liabilities	102,666
Deferred taxes	12,430
Other long-term liabilities	3,358

Total liabilities assumed	118,454

Net assets acquired	$350,300

     The IPC Information Systems Acquisition was accounted for as a purchase. The following represents the allocation of the excess of the purchase price over the historical cost of the net tangible assets acquired at the date of the purchase:

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2003

(dollars in thousands)
Purchase price		$350,300
Estimated transaction costs		7,900

Total consideration		358,200
Historical cost of net tangible assets acquired		(43,020)

Excess of purchase price over net tangible assets acquired		$315,180

Allocation of excess purchase price:
Step-up inventory to fair value		$34,300
Deferred taxes		(12,430)
Residual goodwill		77,310
Identifiable intangibles:
Technology (7 year life)	$45,000
Trade names (indefinite life)	18,000
Customer relationships (20 year life)	153,000

Total identifiable intangibles		216,000

Total allocation of excess purchase price		$315,180

     At the closing, the purchase price was reduced by approximately $9.7 million to $350.3 million for estimated working capital and customer advance adjustments. On January 16, 2002, Global Crossing and its affiliates paid the Company $3.0 million based upon a revised estimate of the working capital and customer advances adjustments. On January 28, 2002, Global Crossing and 54 of its subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the United States Code. On January 31, 2002, the Company delivered to Global Crossing and its affiliates its determination of the amount of working capital and customer advances as of the closing. Based on the Company’s calculation and under the purchase agreement related to the IPC Information Systems Acquisition, Global Crossing or various of its affiliates were obligated to pay the Company an additional amount of $4.8 million. However, in connection with a settlement and rejection agreement entered into by the Company and Global Crossing, dated as of March 13, 2003, Global Crossing was relieved of its obligation to pay the additional working capital amount.

     In connection with the settlement and rejection agreement with Global Crossing, the goodwill account has been reduced by $2.1 million from the amount recorded at September 30, 2002. This reduction to the goodwill account reflects the transfer of $7.3 million of restricted cash to cash and tax refunds in the amount of $2.2 million received from Global Crossing pursuant to the settlement and rejection agreement aggregating $9.5 million and $0.9 million of other net items and are partially offset by the payment of $5.2 million cash to a new escrow account pursuant to the settlement and rejection agreement and the assumption of $3.2 million of liabilities associated with guarantees that pre-dated the closing of the IPC Information Systems Acquisition of real estate obligations that the Company may be required to pay if Global Crossing fails to do so. The September 30, 2002 goodwill balance of $72.3 million decreased $5.0 million from the amount initially recorded at December 20, 2001 of $77.3 million, primarily due to working capital adjustments to the purchase price and a reduction of certain estimated assumed liabilities.

     The IPC Information Systems Acquisition was accounted for by the purchase method and acquired intangible assets are recognized apart from goodwill in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). The purchase price, as adjusted for the working capital adjustments and the March 13, 2003 settlement and rejection agreement, exceeded the fair value of the net assets acquired by approximately $67.0 million. This excess has been recorded in the accompanying consolidated balance sheet as goodwill and has not been amortized in accordance with SFAS 142. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets that have indefinite useful lives. However, it requires that such assets be tested for impairment at least annually using the guidance specifically provided in the statement. Accordingly, the Company’s consolidated financial statements for periods subsequent to the IPC Information Systems Acquisition are not comparable to any Predecessor period.

     The IPC Information Systems Acquisition was financed with the net proceeds from the issuance of the outstanding senior subordinated notes, borrowings under the senior secured credit facilities and a common equity contribution of $140.0 million by a group led by Goldman Sachs Capital Partners, or GSCP 2000, and its affiliates. Under the terms of the purchase agreement,

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2003

approximately $20.8 million of the purchase price was not paid to Global Crossing at the closing. A portion of these deferred amounts was used to offset the Company’s payment of contingent equipment lease liabilities of former affiliates that the Company guaranteed. Through March 13, 2003, the Company had paid approximately $13.5 million of these contingent liabilities. On March 13, 2003, in connection with the settlement and rejection agreement that the Company entered into with Global Crossing, the Company was relieved of any obligation to make deferred purchase price payments to Global Crossing.

     Prior to the completion of the IPC Information Systems Acquisition, the Company leased six floors at 67-73 Worship Street, London, England at an annual rate of approximately £565,000, or $890,000, assuming an exchange rate of £1 to $1.5749. Of these six floors, the Company uses one floor for office space and an affiliate of Global Crossing uses five floors for telecommunications and networking equipment. Under the lease, which expires in 2010, the Company remains liable to the landlord for all six floors. Pursuant to the purchase agreement with Global Crossing, the Company entered into a sublease for a portion of these premises with an affiliate of Global Crossing and the landlord has consented to that sublease. Through March 31, 2003, Global Crossing’s affiliate has made all of its required sublease payments.

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

     On March 13, 2003, the Company entered into a settlement and rejection agreement with Global Crossing. Pursuant to the settlement and rejection agreement, all of the remaining obligations under the purchase agreement relating to the IPC Information Systems Acquisition were terminated, including the Company’s obligation to pay any portion of the deferred purchase price and Global Crossing’s obligation to indemnify the Company for specific tax liabilities. In addition, the Company and Global Crossing mutually released each other for all prior claims. The bankruptcy court entered an order on March 14, 2003 approving the settlement and rejection agreement.

     Under the terms of the settlement and rejection agreement, the Company has deposited $5.2 million in a new escrow account. Global Crossing received $3.2 million from the escrow account upon the filing of certain tax returns. Global Crossing will receive the remaining $2.0 million from the escrow account after a $2.0 million irrevocable letter of credit is issued on behalf of the Company. The Company will have the right to draw on that letter of credit in the event Global Crossing’s affiliate fails to make any payments due to the Company pursuant to the sublease for office space at 67-73 Worship Street in London, England. Through March 31, 2003, Global Crossing’s affiliate has made all of its required sublease payments.

     The Company believes that all tax returns required to be filed in respect of IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition, have now been filed. These returns consist of consolidated tax returns with Global Crossing, and, where required by law, separate tax returns for IPC Information Systems, Inc. and/or its subsidiaries.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2003

     As a result of the termination of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying the Company for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition, the Company may be required to pay those taxes and is no longer able to seek indemnification from Global Crossing. As of the date of this filing, the aggregate amount of taxes for which the Company has received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million. The Company estimates that the range of its exposure for additional tax liabilities is from $0 to $36 million. In computing its estimated range of potential tax liabilities, the Company took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although the Company believes that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by the Company of a significant amount of these potential tax liabilities could have a material adverse effect on the Company’s financial condition and results of operations, requiring the Company to seek additional financing. In that event, the Company cannot assure you it will be able to obtain additional financing on commercially reasonable terms, or at all.

     Pursuant to the settlement and rejection agreement, Global Crossing has also paid over to the Company approximately $2.2 million for payroll and federal tax refunds received by it for periods prior to and including the date of the IPC Information Systems Acquisition. Global Crossing is also required to pay the Company any future tax refunds or credits it receives that are applicable to IPC Information Systems, Inc. and its subsidiaries for these periods.

     As part of the settlement and rejection agreement, the Company also entered into a second amendment to the network services, channel sales and transition services agreement. Under the second amendment, the Company no longer has any obligation to market or resell Global Crossing’s channel network services to its customers. In addition, the restrictions on the Company’s ability to compete with Global Crossing will terminate on June 20, 2004 (instead of December 20, 2004), or, on June 20, 2003 (instead of December 20, 2003) in connection with a business combination transaction with an unrelated third party that is or becomes a competitor of Global Crossing. Finally, pursuant to the settlement and rejection agreement, the Company will be permitted to use any other provider of network services for its own internal purposes provided its aggregate annual payments to Global Crossing and their subsidiaries is at least $48,000. Neither this second amendment nor the first amendment to the network services, channel sales and transition services agreement was signed by Asia Global Crossing Asia Pacific Commercial, Ltd., a former Global Crossing affiliate that was an original signatory to this agreement. Accordingly, with respect to Asia Global Crossing Asia Pacific Commercial, Ltd., the non-compete restrictions contained in the original network services, channel sales and transition services agreement have not been suspended and the Company’s ability to engage in certain new lines of business activities in Asia may be restricted.

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

Predecessor

Period from
October 1, 2001
to
(dollars in thousands)	December 20, 2001

Revenue	$58,780
Net loss	$(3,870)

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2003

3.	Inventories

	September 30,	March 31,
(dollars in thousands)	2002	2003

Components and manufacturing work in process	$6,091	$9,391
Inventory on customer sites awaiting installation	8,025	20,382
Parts and maintenance supplies	8,102	6,071

	$22,218	$35,844

4.	Goodwill and Intangible Assets

     The Company adopted SFAS 142, effective December 20, 2001 (the date of the IPC Information Systems Acquisition). Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, they are reviewed for impairment annually or more frequently if certain indicators arise. Had the Company been accounting for its goodwill and indefinite lived intangible assets under SFAS 142 for all periods presented, the Company’s net loss would have been as follows:

			Predecessor

			Period from	Period from
	Three Months	Three Months	October 1,	November 15,	Six Months
	Ended	Ended	2001 to	2001 to	Ended
	March 31,	March 31,	December 20,	March 31,	March 31,
(dollars in thousands)	2002	2003	2001	2002	2003

Reported net loss	$(5,310)	$(611)	$(11,028)	$(6,692)	$(813)
Add back goodwill amortization, net of tax	—	—	2,978	—	—
Add back indefinite lived intangible assets amortization, net of tax	—	—	950	—	—

Adjusted net loss	$(5,310)	$(611)	$(7,100)	$(6,692)	$(813)

     The following table reflects the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets included in the condensed consolidated balance sheets as of the dates indicated:

	September 30,	March 31,
(dollars in thousands)	2002	2003

Intangible assets:
Amortized intangible assets:
Technology	$45,000	$45,000
Customer relationships	154,030	154,030
Effect of currency translation adjustments	2,754	3,195
Accumulated amortization-technology	(5,014)	(8,228)
Accumulated amortization-customer lists	(6,100)	(10,036)

Net carrying amount	$190,670	$183,961

Non-amortized intangible assets:
Goodwill	$70,636	$68,193
Tradenames	18,000	18,000
Effect of currency translation adjustments	2,105	2,562

Net carrying amount	$90,741	$88,755

     Amortization expense for those intangible assets required to be amortized under SFAS 142 was $3.5 million, $3.6 million, $3.9 million, and $7.2 million for the three months ended March 31, 2002 and 2003, the period from November 15, 2001 to March 31, 2002 and the six months ended March 31, 2003, respectively.

     Amortization expense prior to the adoption of SFAS 142 was $9.3 million for the period from October 1, 2001 to December 20, 2001.

     Estimated annual amortization expense for fiscal year 2003 and each of the four succeeding fiscal years for identifiable intangible assets is as follows:

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Unaudited)
March 31, 2003

(dollars in thousands):

2003	$14,000
2004	14,000
2005	14,000
2006	14,000
2007	14,000

5. Accrued Expenses and Other Current Liabilities

	September 30,	March 31,
(dollars in thousands)	2002	2003

Accrued compensation and benefits	$7,719	$3,975
Warranty reserves	2,159	1,429
Sales taxes payable	1,267	925
Job accruals	1,867	1,441
Accrued transaction costs	651	–
Accrued interest	5,072	5,073
Other accruals	4,827	3,353

	$23,562	$16,196

6.	Long Term Debt

Senior Secured Credit Facilities

     On December 20, 2001, the Company entered into the senior secured credit facilities with a group of lenders comprised of (i) a $105.0 million term loan with a variable interest rate (7.5% at March 31, 2003) and (ii) a $15.0 million revolving credit facility. The maturity date of the loans is December 31, 2006. The senior secured credit facilities are guaranteed by the Company’s domestic subsidiaries. These subsidiary guarantees are both full and unconditional, as well as joint and several. The Company had no outstanding borrowings under the revolving credit facility at March 31, 2003. However, the amount available to the Company at March 31, 2003 under the revolving credit facility is reduced by outstanding letters of credit of $4.3 million, thereby reducing the amount available for borrowing under the revolving credit facility to $10.7 million.

     As required under the terms of the senior secured credit facilities, the Company made mandatory excess free cash flow repayments of $30.0 million and $0.8 million on September 30, 2002 and December 29, 2002, respectively, based upon 75% of the Company’s excess cash flow for the period ended September 30, 2002. Excess cash flow is defined in the Company’s credit agreement, as amended, as: 1) the sum of net income, interest expense, provisions for taxes, depreciation expense, amortization expense, other non-cash items affecting net income, and to the extent included in calculating net income, expenses incurred by the Company in connection with the first amendment to the credit agreement, plus 2) a working capital adjustment, less 3) repayments of debt, capital expenditures, cash interest expense and provisions for taxes based on income.

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

     On March 3, 2003, the Company voluntarily prepaid $14.0 million of its term loan under the senior secured credit facilities. In addition, the Company completed an amendment to its senior secured credit facilities that modifies the senior secured

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2003

leverage, total leverage, interest coverage and capital expenditures covenants in the credit agreement to less restrictive amounts and secures consent from the Company’s lenders for the acquisition of the shares of Gains International (US) Inc. and Gains International (Europe) Limited (see Note 12). Following the prepayment, the Company had $55.4 million outstanding under its term loan.

     As of March 31, 2003, annual principal payments required under the term loan (excluding any future excess free cash flow amounts), by fiscal year, are as follows (in thousands):

2003	$2,914
2004	5,827
2005	5,827
2006	29,865
2007	9,469

$53,902

Senior Subordinated Notes

     The Company issued $150.0 million in aggregate principal amount of 11.50% senior subordinated notes on December 20, 2001 to fund a portion of the consideration for the IPC Information Systems Acquisition. Under the terms of the indenture governing the senior subordinated notes, the Company may, subject to certain restrictions, issue additional notes up to a maximum aggregate principal amount of $250.0 million. The senior subordinated notes mature on December 15, 2009. The senior subordinated notes are guaranteed by certain of the Company’s domestic restricted subsidiaries. These subsidiary guarantees are both full and unconditional, as well as joint and several.

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

     The indenture governing the senior subordinated notes contains covenants that impose significant restrictions on the Company. These restrictions include limitations on the ability of the Company and its restricted subsidiaries to: incur indebtness or issue preferred shares; pay dividends, make distributions in respect of capital stock or make other restricted payments; create liens; agree to payment restrictions affecting restricted subsidiaries; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

7.	Employee Benefit Plans

2002 Stock Option Plan

     In February 2002, the Company adopted the 2002 Stock Option Plan. The option plan provides for the grant of options to purchase shares of the Company’s common stock to selected employees, officers, consultants and directors. The purpose of the option plan is to provide an incentive to employees, officers, consultants and directors to devote their abilities and industry to the Company’s success. The maximum number of shares that may be made the subject of options granted under the option plan is 900,000. The Company had granted 769,550 stock options with an option price of $10 per share, which was the fair value of the Company’s common stock at the grant date. The Company accounts for these options pursuant to APB Opinion No. 25 “Accounting for Stock Options Issued to Employees.” Accordingly, no compensation expense was recognized for these grants.

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

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2003

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

     Stock option transactions for the period from October 1, 2002 to March 31, 2003 are as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at September 30, 2002	751,025	$10.00
Granted	—	—
Exercised	—	—
Cancelled	(30,000)	10.00

Outstanding at March 31, 2003	721,025	10.00

     Of the total stock options outstanding, none were exercisable at March 31, 2003. The amount of additional options available to be granted pursuant to the option plan was 178,975 at March 31, 2003.

Key Employee Equity Investment Plan

     In February 2002, the Company adopted the Key Employee Equity Investment Plan. Under the plan, certain key employees, officers and directors may be given the opportunity to purchase shares of the Company’s common stock at its current fair market value. The plan is administered by the compensation committee of the Company’s board of directors, which determines the individuals who may participate in the plan, the number of shares offered to each participant and the terms and conditions of each offer. Up to 100,000 shares in the aggregate may be sold under the plan. The shares are subject to certain transfer restrictions. Prior to the adoption of the Sarbanes-Oxley Act in July 2002, all participants were permitted to pay for up to two-thirds of the purchase price with a promissory note that is secured by the purchased shares. Since the adoption of the Sarbanes-Oxley Act, certain participants may no longer be permitted to purchase shares under the plan with such promissory notes. Through September 30, 2002, 60,000 shares were purchased under the plan by certain directors, officers and other key employees. To date, no shares have been purchased by such directors, officers and other key employees in fiscal year 2003. Promissory notes received by the Company for shares purchased by directors, officers and other key employees of the Company prior to the adoption of the Sarbanes-Oxley Act totaled $0.4 million.

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

(dollars in thousands)

Balance at September 30, 2002	$2,159
Warranty accrual	647
Material and labor usage	(1,377)

Balance at March 31, 2003	$1,429

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Unaudited)
March 31, 2003

Guarantees

     The Company, through its subsidiaries, guaranteed certain equipment lease, real estate and other obligations of former affiliates. At the closing of the IPC Information Systems Acquisition, the Company deferred payment to Global Crossing of $20.8 million of the purchase price, which represented an amount intended to reflect the majority of such guaranteed obligations as certified by Global Crossing. There can be no assurance that the amounts certified by Global Crossing included all of the amounts actually guaranteed. Through the date of the settlement and rejection agreement with Global Crossing, the Company had paid approximately $13.5 million with respect to the guaranteed equipment lease obligations.

     The Company remains a guarantor of certain real estate lease obligations on behalf of Global Crossing, including the sublease for office space at 67-73 Worship Street in London, England. The terms of these guaranties will expire in November 2004 and December 2005. These obligations were entered as a result of Global Crossing’s ownership of the Company and the Company is responsible for any payments if Global Crossing fails to make the required payments under the lease agreements. However, under the settlement and rejection agreement, $2.0 million has been placed in an escrow account pending the issuance of an irrevocable letter of credit from Global Crossing to the Company as beneficiary in the event that Global Crossing fails to make the required payments under the Worship Street sublease. The fair value of these guaranties is $5.3 million, reduced by the $2.0 million escrow amount, and such amount has been recorded on the Company’s consolidated balance sheet. The maximum potential future payments the Company could be required to make under these obligations is $5.8 million. Through March 31, 2003, Global Crossing’s affiliate has made all of the required Worship Street sublease payments.

Litigation

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

9. Income Taxes

     The Company’s effective tax rates for the three and six month periods ended March 31,2003 were 311.4% and 167.2%, respectively, compared to 29.7% and 16.6% for the three and six month period ended March 31, 2002.

     The Company’s effective tax rate reflects the Company’s foreign, federal and state taxes, non-deductibility of foreign losses for federal tax purposes, the non-deductibility of certain expenses and, for fiscal year 2003, taxable income at several of the Company’s foreign subsidiaries, which, combined with the lower absolute amount of pre-tax income for the 2003 periods as compared to the absolute amount of pre-tax loss for the 2002 periods, generates a more significant impact on the Company’s effective tax rate.

     As of March 31, 2003, the Company has recognized deferred tax assets related to its US federal and state net operating loss carryforwards of approximately $9.0 million. In determining whether it is more likely than not that the Company will realize the benefits of the net deferred tax assets from US operations at September 30, 2002, we considered all available evidence, both positive and negative. The principal factors that led the Company to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002 reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by the Company and Global Crossing, also generate deductions for income tax purposes); (2) US results of operations for fiscal 2003, 2004 and subsequent years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (3) the Company’s conclusion that the net US deferred tax assets were generated by an event (the Company’s purchase of IPC Information Systems, Inc.), rather than a continuing condition. As of March 31, 2003, no circumstances have arisen that would require the Company to change such conclusion.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Unaudited)
March 31, 2003

     As a result of the rejection of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying the Company for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for these periods prior to and including the date of the IPC Information Systems Acquisition, the Company may be required to pay those taxes and is no longer able to seek indemnification from Global Crossing. As of the date of this filing, the aggregate amount of taxes for which the Company has received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million. The Company estimates that the range of its exposure for additional tax liabilities is from $0 to $36 million. In computing its estimated range of potential tax liabilities, the Company took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although the Company believes that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by the Company of a significant amount of these potential tax liabilities could have a material adverse effect on its financial condition and results of operations, requiring the Company to seek additional financing. In that event the Company cannot assure you it will be able to obtain additional financing on commercially reasonable terms, or at all.

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

Period from October 1, 2001 to December 20, 2001

	Predecessor

	Trading
	Systems	I.T.S.	Consolidated

	(dollars in thousands)
Revenue:
Product sales and installations	$27,444	$8,247	$35,691
Service	18,795	4,294	23,089

Total revenue	46,239	12,541	58,780
Direct margin	28,690	2,734	31,424
Depreciation and amortization	10,729	8	10,737
Income (loss) from operations	(6,498)	1,090	(5,408)
Interest expense, net	(5,987)	—	(5,987)
Other income (expense), net	49	—	49
Income (loss) before income taxes	(12,436)	1,090	(11,346)
Income tax benefit	(318)	—	(318)
Goodwill, net	180,328	—	180,328
Total assets	$350,787	$29,179	$379,966
Capital expenditures	$1,897	$5	$1,902

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Unaudited)
March 31, 2003

Period from November 15, 2001 to March 31, 2002

	Trading
	Systems	I.T.S.	Consolidated

	(dollars in thousands)
Revenue:
Product sales and installations	$56,857	$10,472	$67,329
Service	21,998	3,207	25,205

Total revenue	78,855	13,679	92,534
Direct margin	23,382	2,213	25,595
Depreciation and amortization	5,019	147	5,166
Income (loss) from operations	(2,428)	276	(2,152)
Interest expense, net	(7,784)	—	(7,784)
Other income (expense), net	28	—	28
Income (loss) before income taxes	(10,184)	276	(9,908)
Income tax benefit	(3,216)	—	(3,216)
Goodwill	57,682	15,151	72,833
Total assets	$443,401	$43,629	$487,030
Capital expenditures	$974	$8	$982

For the Six Months Ended March 31, 2003

	Trading
	Systems	I.T.S.	Consolidated

	(dollars in thousands)
Revenue:
Product sales and installations	$44,911	$11,659	$56,570
Service	42,707	5,411	48,118

Total revenue	87,618	17,070	104,688
Direct margin	55,809	2,461	58,270
Depreciation and amortization	10,005	120	10,125
Income (loss) from operations	13,311	(746)	12,565
Interest expense, net	(12,682)	—	(12,682)
Other income (expense), net	1,327	—	1,327
Income (loss) before income taxes	1,956	(746)	1,210
Income tax provision	2,023	—	2,023
Goodwill	69,242	971	70,213
Total assets	$390,189	$28,686	$418,875
Capital expenditures	$2,275	$9	$2,284

11. Guarantor Subsidiaries’ Financial Information

     Certain of the Company’s domestic restricted subsidiaries guarantee the senior secured credit facilities and the senior subordinated notes. These subsidiary guarantees are both full and unconditional, as well as joint and several. Information regarding the guarantors is as follows (in thousands):

Condensed Combining Statement of Operations
For the Period October 1, 2001 to December 20, 2001

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Combined

Revenue	$—	$52,098	$13,777	$(7,095)	$58,780
Cost of goods sold	—	30,826	9,226	(7,014)	33,038

Gross profit	—	21,272	4,551	(81)	25,742
Other operating expenses	—	28,211	2,939	—	31,150

Income (loss) from operations	—	(6,939)	1,612	(81)	(5,408)
Interest expense and other, net	—	(6,218)	280	—	(5,938)
Income tax provision (benefit)	—	639	(957)	—	(318)

Net income (loss)	$—	$(13,796)	$2,849	$(81)	$(11,028)

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2003

Condensed Combining Statement of Cash Flows
For the Period October 1, 2001 to December 20, 2001

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Combined

Net cash provided by (used in) operating activities	$—	$19,702	$(4,455)	$—	$15,247
Capital expenditures	—	(1,875)	(27)	—	(1,902)

Net cash used in investing activities	—	(1,875)	(27)	—	(1,902)
Repayment of intercompany borrowings	—	(16,428)	1,294	—	(15,134)

Net cash (used in) provided by financing activities	—	(16,428)	1,294	—	(15,134)
Effect of exchange rate changes on cash	—	(1,076)	(920)	—	(1,996)

Net increase (decrease) in cash	—	323	(4,108)	—	(3,785)
Cash at beginning of period	—	(703)	5,239	—	4,536

Cash at end of period	$—	$(380)	$1,131	$—	$751

Condensed Consolidated Statement of Operations
For the Period November 15, 2001 to March 31, 2002

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$83,221	$17,474	$(8,161)	$92,534
Cost of goods sold	—	71,066	10,570	(6,839)	74,797

Gross profit	—	12,155	6,904	(1,322)	17,737
Other operating expenses	—	16,570	3,319	—	19,889

Income (loss) from operations	—	(4,415)	3,585	(1,322)	(2,152)
Interest expense and other, net	(7,717)	(59)	20	—	(7,756)
Income tax provision (benefit)	—	(4,024)	808	—	(3,216)

Net income (loss)	$(7,717)	$(450)	$2,797	$(1,322)	$(6,692)

Condensed Consolidated Statement of Cash Flows
For the Period November 15, 2001 to March 31, 2002

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(6,704)	$7,859	$11,983	$—	$13,138
Capital expenditures	—	(567)	(415)	—	(982)
Payment for acquisitions, net of cash acquired and working capital adjustments	(350,246)	3,054	—	751	(346,441)

Net cash provided by (used in) investing activities	(350,246)	2,487	(415)	751	(347,423)
Proceeds from debt, net of issuance costs	235,200	—	—	—	235,200
Proceeds from equity issuances, net	139,700	—	—	—	139,700

Net cash provided by financing activities	374,900	—	—	—	374,900
Effect of exchange rate changes on cash	—	—	(1,034)	—	(1,034)

Net increase in cash	17,950	10,346	10,534	751	39,581
Cash at beginning of period	—	(380)	1,131	(751)	—

Cash at end of period	$17,950	$9,966	$11,665	$—	$39,581

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2003

Condensed Consolidating Balance Sheet at September 30, 2002

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash	$6,123	$(1,610)	$20,781	$—	$25,294
Restricted cash	7,272	—	—	—	7,272
Accounts receivable, net	—	32,900	19,568	—	52,468
Inventories, net	—	20,089	5,518	(3,389)	22,218
Prepaid and other current assets	—	1,658	2,956	—	4,614
Due from affiliate	(20,023)	67,819	(47,796)	—	—

Total current assets	(6,628)	120,856	1,027	(3,389)	111,866
Investment in subsidiaries	369,106	—	—	(369,106)	—
Property, plant and equipment, net	—	18,988	2,016	—	21,004
Goodwill and intangibles, net	—	205,298	76,113	—	281,411
Deferred financing costs, net	15,116	—	—	—	15,116
Other assets	—	662	173	—	835

Total assets	$377,594	$345,804	$79,329	$(372,495)	$430,232

Liabilities and stockholders’ equity:
Current portion of long-term debt	$6,460	$—	$—	$—	$6,460
Accounts payable, accrued expenses and other current liabilities	5,072	15,196	10,830	—	31,098
Customer advances and deferred revenue	—	17,116	6,377	—	23,493
Deferred purchase price obligation	7,272	—	—	—	7,272

Total current liabilities	18,804	32,312	17,207	—	68,323
Long-term debt	214,602	—	—	—	214,602
Other long-term liabilities	7,190	3,119	—	—	10,309

Total liabilities	240,596	35,431	17,207	—	293,234

Total stockholders’ equity	136,998	310,373	62,122	(372,495)	136,998

Total liabilities and stockholders’ equity	$377,594	$345,804	$79,329	$(372,495)	$430,232

Condensed Consolidating Balance Sheet at March 31, 2003

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash	$7,467	$6,217	$8,725	$—	$22,409
Accounts receivable, net	—	37,401	10,197	—	47,598
Inventories, net	—	33,371	6,076	(3,603)	35,844
Prepaid and other current assets	94	1,890	3,214	—	5,198
Due from affiliate	(51,682)	74,839	(23,157)	—	—

Total current assets	(44,121)	153,718	5,055	(3,603)	111,049
Investment in subsidiaries	381,308	—	—	(381,308)	—
Property, plant and equipment, net	—	18,378	1,935	—	20,313
Goodwill and intangibles, net	—	196,056	76,660	—	272,716
Deferred financing costs, net	13,963	—	—	—	13,963
Other assets	—	662	172	—	834

Total assets	$351,150	$368,814	$83,822	$(384,911)	$418,875

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2003

Liabilities and stockholders’ equity:
Current portion of long-term debt	$5,827	$—	$—	$—	$5,827
Accounts payable, accrued expenses and other current liabilities	5,073	12,041	10,023	—	27,137
Customer advances and deferred revenue	—	30,797	9,892	—	40,689

Total current liabilities	10,900	42,838	19,915	—	73,653
Long-term debt	198,075	—	—	—	198,075
Other long-term liabilities	5,743	4,972	—	—	10,715

Total liabilities	214,718	47,810	19,915	—	282,443

Total stockholders’ equity	136,432	321,004	63,907	(384,911)	136,432

Total liabilities and stockholders’ equity	$351,150	$368,814	$83,822	$(384,911)	$418,875

Condensed Consolidated Statement of Operations
For the Six Months Ended March 31, 2003

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$87,003	$24,470	$(6,785)	$104,688
Cost of goods sold	—	49,694	14,336	(6,571)	57,459

Gross profit	—	37,309	10,134	(214)	47,229
Other operating expenses	—	27,242	7,422	—	34,664

Income (loss) from operations	—	10,067	2,712	(214)	12,565
Interest expense and other, net	(12,768)	(142)	1,555	—	(11,355)
Income tax provision (benefit)	—	(459)	2,482	—	2,023

Net income (loss)	$(12,768)	$10,384	$1,785	$(214)	$(813)

Condensed Consolidated Statement of Cash Flows
For the Six Months Ended March 31, 2003

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$18,814	$6,206	$(11,719)	$—	$13,301
Capital expenditures	—	(1,947)	(337)	—	(2,284)
Proceeds from restricted cash account and other amounts in connection with Global Crossing settlement	—	9,419	—	—	9,419
Cash payments in connection with Global Crossing settlement	—	(5,200)	—	—	(5,200)

Net cash provided by (used in) investing activities	—	2,272	(337)	—	1,935
Debt issue costs	(310)	—	—	—	(310)
Principal payments on term loan	(17,160)	—	—	—	(17,160)

Net cash used in financing activities	(17,470)	—	—	—	(17,470)
Effect of exchange rate changes on cash	—	(651)	—	—	(651)

Net increase (decrease) in cash	1,344	7,827	(12,056)	—	(2,885)
Cash at beginning of period	6,123	(1,610)	20,781	—	25,294

Cash at end of period	$7,467	$6,217	$8,725	$—	$22,409

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2003

12. Subsequent Events

Gains Acquisition

     On April 30, 2003, the Company exercised its option to purchase Gains International (US) Inc. and Gains International (Europe) Limited from Goldman Sachs Capital Partners 2000 and other private equity funds affiliated with Goldman Sachs, which own substantially all of the Company’s common stock, for shares of the Company’s common stock valued at approximately $6.6 million plus the assumption of deferred consideration and earn-out commitments up to a maximum of approximately $9.9 million dollars based on current exchange rates. Gains International (US) Inc. and Gains International (Europe) Limited are providers of voice and data services to the financial services community and will form the core of IPC Information Systems’ service delivery infrastructure as it grows its worldwide services business for institutional trading markets. This transaction follows the simultaneous completion of a transaction involving the sale of Gains International (US) Inc., Gains International (Europe) Limited, and Gains International Asia Holdings Limited to entities formed by Goldman Sachs Capital Partners 2000 and its affiliates.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report.

     Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “thinks”, and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other risk factors, including but not limited to those described in our Registration Statements on Form S-4 (333-82540) and Form S-1 (333-103264), that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements.

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

Overview

     Our primary business is the design, manufacture, installation and service of turret systems for the trading operations of the financial community, which consists of investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers, and insurance companies. Turrets are specialized telephone systems that are designed for high reliability and provide users instant access to hundreds of dedicated telephone lines that are directly connected to other trading partners and customers. Traders, brokers and salespersons occupy desks known as trading positions from which they trade various financial instruments including stocks, bonds, currencies and futures using turrets. We are the leader in the turret industry, based on our base of approximately 110,000 turrets installed in trading positions worldwide. We also install and service the cabling infrastructure and networks within buildings that connect voice and data communications devices for traders and others in the global financial, trading and exchange trading industries. As a result of our acquisition of Gains US and Gains UK on April 30, 2003, we will have a third major operating unit called Gains US and Gains UK and will record the sale of voice and data services as “Service”.

     Our major operating units are Trading Systems, Information Transport Systems, or I.T.S., and Gains US and Gains UK. Trading Systems reports (1) sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installation,” and (2) revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes, commonly known as MACs, to existing turret system installations as “Service”. I.T.S. reports (1) revenue from design, integration and implementation of cabling infrastructure projects, including local and wide area networks, and from sales of intelligent network products, such as hubs, bridges and routers, as “Product sales and installation” and (2) revenue from on-site maintenance of customer cable infrastructures and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as “Service”.

     Revenue from Trading Systems and I.T.S. sales and installation is recognized upon completion of the installation, except for revenue from sales of turret products to distributors, which is recognized upon shipment. Under contract provisions, customers are progress-billed prior to the completion of the installation. The revenue related to such advance payments is deferred until system installation is completed. All costs incurred on uncompleted contracts are accumulated and recorded as inventory on customer sites awaiting installation. In addition, contracts for annual recurring Trading Systems and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Gains US and Gains UK bills customers in advance on a monthly basis and records revenue on a monthly basis over the contractual period.

     Cost of revenue for Trading Systems and I.T.S. includes material and labor associated with the installation of a project or the service performed. Cost of revenue for Gains US and Gains UK includes charges from carriers for bandwidth relating to service revenue.

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

Impact of the IPC Information Systems Acquisition

     During the period that we were owned by Global Crossing, we provided services to Global Crossing at cost and Global Crossing performed certain administrative services on our behalf and allocated a charge for those services to us. Since December 20, 2001, any services we provide to Global Crossing or that Global Crossing provides to us have been on an arm’s-length basis. Since the acquisition of IPC Information Systems was accounted for as an asset purchase, the book value of our assets was adjusted to reflect the allocation of the excess of the purchase price over the net book value of the assets acquired. As a result, our historical results of operations and financial condition are not necessarily indicative of our future results of operations or financial condition. The amounts presented below for the six months ended March 31, 2002 represent the sum of the amounts separately reported for the pre-acquisition period from October 1, 2001 to December 20, 2001 and the post-acquisition period from December 21, 2001 to March 31, 2002.

Settlement and Rejection Agreement

     On March 13, 2003, we entered into a settlement and rejection agreement with Global Crossing. Pursuant to the settlement and rejection agreement, all of the remaining obligations under the purchase agreement relating to the IPC Information Systems Acquisition were terminated, including the Company’s obligation to pay any portion of the deferred purchase price and Global Crossing’s obligation to indemnify us for specific tax liabilities. In addition, we and Global Crossing mutually released each other for all prior claims. The bankruptcy court entered an order on March 14, 2003 approving the settlement and rejection agreement.

     Under the terms of the settlement and rejection agreement, we have deposited $5.2 million in a new escrow account. Global Crossing received $3.2 million from the escrow account upon the filing of certain tax returns. Global Crossing will receive the remaining $2.0 million from the escrow account after a $2.0 million irrevocable letter of credit is issued on behalf of us. We will have the right to draw on that letter of credit in the event Global Crossing’s affiliate fails to make any payments due to us pursuant to the sublease for office space at 67-73 Worship Street in London, England. Through March 31, 2003, Global Crossing’s affiliate has made all of its required sublease payments.

     We believe that all tax returns required to be filed in respect to IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition, have now been filed. These returns consist of consolidated tax returns with Global Crossing, and, where required by law, separate tax returns for IPC Information Systems, Inc. and/or its subsidiaries.

     As a result of the termination of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying us for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition, we may be required to pay those taxes and are no longer able to recover indemnification from Global Crossing. As of the date of this filing, the aggregate amount of taxes for which we have received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million. We estimate that the range of our exposure for additional tax liabilities is from $0 to $36 million. In computing its estimated range of potential tax liabilities, we took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although we believe that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by us of a significant amount of these potential tax liabilities could have a material adverse effect on our financial condition and results of operations, requiring us to seek additional financing. In that event, we cannot assure you it will be able to obtain additional financing on commercially reasonable terms, or at all.

     Pursuant to the settlement and rejection agreement, Global Crossing has also paid over to us approximately $2.2 million for payroll and federal tax refunds received by it for periods prior to and including the date of the IPC Information Systems Acquisition. Global Crossing is also required to pay us any future tax refunds or credits it receives applicable to IPC Information Systems, Inc. and its subsidiaries for these periods.

     As part of the settlement and rejection agreement, we also entered into a second amendment to the network services, channel sales and transition services agreement. Under the second amendment, we no longer have any obligation to market or resell Global Crossing’s channel network services to its customers. In addition, the restrictions on our ability to compete with Global Crossing will terminate on June 20, 2004 (instead of December 20, 2004), or, on June 20, 2003 (instead of December 20, 2003) in connection with a business combination transaction with an unrelated third party that is or becomes a competitor of Global Crossing. Finally, pursuant to the settlement and rejection agreement, we will be permitted to use any other provider of network services for our own internal purposes provided its aggregate annual payments to Global Crossing and their subsidiaries is at least $48,000. Neither this second amendment nor the first amendment to the network services, channel sales and transition services agreement was signed by Asia Global Crossing Asia Pacific Commercial, Ltd., a former Global Crossing affiliate that was an original signatory to this agreement. Accordingly, with respect to Asia Global Crossing Asia Pacific Commercial, Ltd., the non-compete restrictions contained in the original network services, channel sales and transition services agreement have not been suspended and our ability to engage in certain new lines of business activities in Asia may be restricted.

Recent Events

Gains Acquisition

     On April 30, 2003, we exercised our option to purchase Gains International (US) Inc. and Gains International (Europe) Limited from Goldman Sachs Capital Partners 2000 and other private equity funds affiliated with Goldman Sachs, which own substantially all of our common stock, for shares of our common stock valued at approximately $6.6 million plus the assumption of deferred consideration and earn-out commitments up to a maximum of approximately $9.9 million dollars based on current exchange rates. Gains International (US) Inc. and Gains International (Europe) Limited are providers of voice and data services to the financial services community and will form the core of IPC Information Systems’ service delivery infrastructure as it grows its worldwide services business for institutional trading markets. This transaction follows the simultaneous completion of a transaction involving the sale of Gains International (US) Inc., Gains International (Europe) Limited, and Gains International Asia Holdings Limited to entities formed by Goldman Sachs Capital Partners 2000, and its affiliates.

Comparison of the Three Months (“Q2 2003”) and Six Months (“YTD 2003”) Ended March 31, 2003 to the Three Months (“Q2 2002”) and Six Months (“YTD 2002”) Ended March 31, 2002.

     The following table sets forth, as a percentage of consolidated revenue, our condensed consolidated statements of operations for the periods indicated. The following table also presents, as a percentage of unit revenue, our statements of operations for our two major operating units for the periods indicated.

	Q2 2003			Q2 2002			YTD 2003			YTD 2002

	Consol-	Trading		Consol-	Trading		Consol-	Trading		Consol-	Trading
	idated	Systems	I.T.S	idated	Systems	I.T.S	idated	Systems	I.T.S	idated	Systems	I.T.S

REVENUE:
Product sales and installations	58%	53%	79%	70%	70%	71%	54%	51%	68%	68%	67%	71%
Service	42%	47%	21%	30%	30%	29%	46%	49%	32%	32%	33%	29%

	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

Cost of goods sold (depreciation shown separately):
Product sales and installations	35%	25%	76%	60%	60%	61%	31%	24%	65%	52%	50%	62%
Service	21%	21%	22%	18%	16%	27%	23%	22%	32%	19%	18%	26%
Depreciation and amortization	1%	1%	0%	0%	0%	0%	1%	1%	0%	0%	0%	0%

	57%	47%	98%	78%	76%	88%	55%	47%	97%	71%	68%	88%

Gross profit	43%	53%	2%	22%	24%	12%	45%	53%	3%	29%	32%	12%
Research and development	5%	6%	0%	5%	6%	0%	5%	6%	0%	5%	6%	0%
Selling, general and administrative expense	19%	23%	5%	12%	13%	7%	19%	21%	6%	19%	21%	6%
Depreciation and amortization	8%	10%	1%	6%	6%	1%	9%	11%	1%	10%	12%	1%

Income (loss) from operations	11%	14%	(4%)	(1%)	(1%)	4%	12%	15%	(4%)	(5%)	(7%)	5%
Other income (expense):
Interest expense, net	(11%)	(14%)	0%	(9%)	(10%)	0%	(12%)	(14%)	0%	(9%)	(11%)	0%
Other income (expense), net	1%	2%	0%	0%	0%	0%	1%	1%	0%	0%	0%	0%

Income (loss) before income taxes	1%	2%	(4%)	(10%)	(11%)	4%	1%	2%	(4%)	(14%)	(18%)	5%
Income tax expense (benefit)	2%	2%	0%	(3%)	(3%)	0%	2%	2%	0%	(2%)	(3%)	0%

Net income (loss)	(1%)	0%	(4%)	(7%)	(8%)	4%	(1%)	0%	(4%)	(12%)	(15%)	5%

Revenue

     The following table sets forth our consolidated revenue and revenue as reported for our two major operating units.

(dollars in thousands)	Consolidated

	Q2	Q2	$	%	YTD	YTD	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

REVENUE:
Product sales and installations	$32,819	$54,854	$(22,035)	(40%)	$56,570	$103,020	$(46,450)	(45%)
Service	23,486	23,351	135	1%	48,118	48,294	(176)	(0%)

Total	$56,305	$78,205	$(21,900)	(28%)	$104,688	$151,314	$(46,626)	(31%)

	Trading Systems Division

	Q2	Q2		%	YTD	YTD		%
	2003	2002	$ Change	Change	2003	2002	$ Change	Change

REVENUE:
Product sales and installations	$23,902	$47,234	$(23,332)	(49%)	$44,911	$84,301	$(39,390)	(47%)
Service	21,191	20,311	880	4%	42,707	40,793	1,914	5%

Total	$45,093	$67,545	$(22,452)	(33%)	$87,618	$125,094	$(37,476)	(30%)

	I.T.S. Division

	Q2	Q2		%	YTD	YTD		%
	2003	2002	$ Change	Change	2003	2002	$ Change	Change

REVENUE:
Product sales and installations	$8,917	$7,620	$1,297	17%	$11,659	$18,719	$(7,060)	(38%)
Service	2,295	3,040	(745)	(25%)	5,411	7,501	(2,090)	(28%)

Total	$11,212	$10,660	$552	5%	$17,070	$26,220	$(9,150)	(35%)

Comparison of Q2 2003 to Q2 2002

Consolidated

     The overall decline in the global economy has caused our customers to extend their planning and implementation cycles. While we expect this downward trend to continue, there can be no certainty as to the degree or duration of this downturn. We continue to expect our fiscal year 2003 Trading Systems and I.T.S. consolidated product sales and installation and service revenues to be down 15%-19% compared to fiscal year 2002; however, the actual decline could be greater.

     Product Sales and Installations

     The decrease in product sales and installation revenue of $22.0 million in Q2 2003 from Q2 2002 is primarily due to the completion of two large installation projects totaling $26.0 million in Q2 2002 in our Trading Systems unit which was partially offset by an installation project completed for $6.5 million by our I.T.S. unit in Q2 2003.

     Service

     The increase in service revenue of $0.1 million in Q2 2003 from Q2 2002 is primarily due to an increase of $0.9 million from our Trading Systems unit which was partially offset by a decrease of $0.7 million from our I.T.S. unit.

Trading Systems

     Product Sales and Installations

     The decrease in product sales and installation revenue of $23.3 million in Q2 2003 from Q2 2002 is primarily due to the completion of two large installation projects totaling $26.0 million during Q2 2002, while there were no installations projects of comparable size completed in Q2 2003. The change in our product sales and installation revenue in Q2 2003 from Q2 2002 was not significantly affected by a change in the price of our products; instead, we believe it was affected more by the number and size of turret systems purchased by our customers. Large projects are not typical; however, their occurrence causes fluctuations when comparing period to period as a result of revenue recognized upon completion of the installation. We believe the demand for new turret systems is primarily event driven, the result of physical facility moves of trading positions and the addition of new trading positions due to customer growth. Large facility moves and mergers can also result in large installation projects, which cause uneven revenue streams period over period.

     Service

     The increase in service revenue of $0.9 million in Q2 2003 from Q2 2002 is primarily due to the growth in our existing customer base, the recovery of revenue lost as a result of the events of September 11th, 2001, and the purchase of the Hitachi, Ltd. trading system service base outside of Japan on March 29, 2002.

I.T.S.

     Product Sales and Installations

     The increase in product sales and installation revenue of $1.3 million in Q2 2003 from Q2 2002 is primarily due to one large installation project for $6.5 million that was completed in Q2 2003. Product sales and installation revenue for Q2 2002 resulted from one medium sized installation project and two small installation projects totaling $5.5 million.

     Service

     The decrease in service revenue of $0.7 million in Q2 2003 from Q2 2002 is primarily due to a decrease in service from one of our larger customers in Q2 2003 and a higher than average level of customer service required in Q2 2002 as a result of the events of September 11th, 2001. We believe the decline in service is caused by the general decline in the real estate and construction activities within our customer base.

Comparison of YTD 2003 to YTD 2002

Consolidated

     The overall decline in the global economy has caused our customers to extend their planning and implementation cycles. While we expect this downward trend to continue, there can be no certainty as to the degree or duration of this downturn. We continue to expect our fiscal year 2003 Trading Systems and I.T.S. consolidated product sales and installation and service revenues to be down 15%-19% compared to fiscal year 2002; however, the actual decline could be greater. We expect the Gains US and Gains UK entities to contribute between $5.0 million to $10.0 million of additional network service revenue from the date of close, April 30 through year end.

     Product Sales and Installations

     The decrease in product sales and installation revenue of $46.5 million in YTD 2003 from YTD 2002 is primarily due to the completion of several large installation projects totaling $36.9 million and a higher volume of installation projects completed in YTD 2002 for disaster recovery projects resulting from the events of September 11th, 2001. There were no installations projects of comparable size or similar events occurring in YTD 2003. Projects of this size are not typical; however, their occurrence causes fluctuations when comparing period to period as a result of revenue recognized upon completion of the installation. We expect product sales and installation revenue to increase by approximately 50% to 60% in the second half of the 2003 fiscal year as compared to the first half of the 2003 fiscal year.

     Service

     The decrease in service revenue of $0.2 million in YTD 2003 from YTD 2002 is primarily due to a decrease of $2.1 million from our I.T.S. unit that was partially offset by an increase of $1.9 million from our Trading Systems unit. We expect service revenue to remain consistent in the second half of the 2003 fiscal year as compared to the first half of the 2003 fiscal year.

Trading Systems

     Product Sales and Installations

     The decrease in product sales and installation revenue of $39.4 million in YTD 2003 from YTD 2002 is primarily due to three large installation projects completed for $29.1 million and a higher volume of medium size and smaller size installation projects primarily resulting from the events of September 11th, 2001 completed in YTD 2002 as compared to one large installation project completed for $3.7 million and a lower volume of medium size and smaller size installation projects completed in YTD 2003. We believe the demand for new turret systems was primarily event driven, the result of physical facility moves of trading positions and the addition of new trading positions due to customer growth. Large facility moves and mergers can also result in large installation projects which cause uneven revenue streams period over period. The change in our product sales and installation revenue in YTD 2003 over YTD 2002 was not significantly affected by a change in the price of our products; instead, it was affected principally by the number and size of turret systems purchased by our customers.

     Service

     The increase in service revenue of $1.9 million in YTD 2003 from YTD 2002 is primarily due to growth in our existing service customer base, recovery of revenue lost as a result of the events of September 11th, 2001, and the purchase of the Hitachi, Ltd. trading system service base outside of Japan on March 29, 2002.

I.T.S

     Product Sales and Installations

     The decrease in product sales and installation revenue of $7.1 million in YTD 2003 from YTD 2002 is primarily due to the completion of several large and mid-size projects totaling $12.3 million in YTD 2002 and a higher volume of smaller projects (less than $500,000 ) in YTD 2002 as compared to the completion of one large installation project totaling $6.5 million in YTD 2003. We believe the decline in projects is caused by the general decline in the real estate and construction activities within our customer base.

     Service

     The decrease in service revenue of $2.1 million in YTD 2003 from YTD 2002 is primarily due to a decrease in service from one of our larger customers in YTD 2003 and additional customer service in YTD 2002 that was a result of the events of September 11, 2001. We believe the decline in service is caused by the general decline in the real estate and construction activities within our customer base.

Cost of Revenue

     The following table sets forth our consolidated cost of revenue and our cost of revenue as reported for our two major operating units. Cost of revenue includes costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold, labor to provide service, warehouse and project management costs and the depreciation of the equipment in our manufacturing and assembly facility. Cost of revenue for Q2 2002 and YTD 2002 includes a charge resulting from the amortization of the step-up in inventory of $16.9 million and $23.9 million for Q2 2002 and YTD 2002, respectively, (relating to the IPC Information Systems Acquisition in December 2001). This purchase accounting inventory fair value step-up is a non-cash GAAP adjustment that is recorded when a company is acquired as we were in December 2001. Since the adjustment has been fully recognized in income as of September 30, 2002, the cost of inventory in the 2003 fiscal year is not impacted by this adjustment.

Cost of Revenue

	Consolidated

	(dollars in thousands)
	Q2	% of	Q2	% of	%	YTD	% of	YTD	% of	%
	2003	Rev.	2002	Rev.	Change	2003	Rev.	2002	Rev.	Change

Product sales and installations	$19,680	60%	$46,779	85%	(25%)	$31,934	56%	$78,321	76%	(20%)
Service	11,894	51%	13,791	59%	(8%)	24,929	52%	29,011	60%	(8%)
Depreciation and amortization	299	1%	260	0%	1%	596	1%	503	0%	1%

Total	$31,873	57%	$60,830	78%	(21%)	$57,459	55%	$107,835	71%	(16%)

Cost of Revenue

	Trading Systems Division

	(dollars in thousands)
	Q2	% of	Q2	% of	%	YTD	% of	YTD	% of	%
	2003	Rev.	2002	Rev.	Change	2003	Rev.	2002	Rev.	Change

Product sales and installations	$11,135	47%	$40,307	85%	(39%)	$20,814	46%	$62,019	74%	(27%)
Service	9,418	44%	10,941	54%	(9%)	19,483	46%	22,179	54%	(9%)
Depreciation and amortization	299	1%	260	0%	1%	596	1%	503	0%	1%

Total	$20,852	46%	$51,508	76%	(30%)	$40,893	46%	$84,701	68%	(21%)

Cost of Revenue

	I.T.S. Division

	(dollars in thousands)
	Q2	% of	Q2	% of	%	YTD	% of	YTD	% of	%
	2003	Rev.	2002	Rev.	Change	2003	Rev.	2002	Rev.	Change

Product sales and installations	$8,545	96%	$6,472	85%	11%	$11,120	95%	$16,302	87%	8%
Service	2,476	108%	2,850	94%	14%	5,446	101%	6,832	91%	10%
Depreciation and amortization	–	0%	–	0%	0%	–	0%	–	0%	0%

Total	$11,021	98%	$9,322	87%	11%	$16,566	97%	$23,134	88%	9%

Comparison of Q2 2003 to Q2 2002

Consolidated

     Product Sales and Installations

     Consolidated product sales and installation cost of revenue as a percentage of revenue decreased by 25% in Q2 2003 as compared to Q2 2002 primarily due to the inclusion of $16.3 million of inventory fair value step-up in Q2 2002 as well as a higher percentage of I.T.S. and third party products sold compared to Trading System products sold in Q2 2003. I.T.S. and third party products have a higher cost of revenues than Trading Systems manufactured products.

     Service

     Consolidated service cost of revenue as a percentage of revenue decreased by 8% in Q2 2003 from Q2 2002 primarily due to an increase in contract maintenance services from our Trading Systems unit, which have a higher gross profit margin than non-contract MAC services as well as the inclusion of $0.6 million of inventory fair value step-up in Q2 2002. We anticipate having higher contract maintenance services for our Trading Systems unit for the remainder of fiscal year 2003 and expect service margins in the second half of fiscal year 2003 to be consistent with service margins in the first half of fiscal year 2003.

Trading Systems

     Product Sales and Installations

     Trading Systems product sales and installation cost of revenue as a percentage of revenue decreased by 39% in Q2 2003 from Q2 2002 primarily due to the inclusion of $16.1 million of inventory fair value step-up in Q2 2002 as well as lower margins attained from the sale of the IQMX trading system in Q2 2002 to a global customer at a higher than normal discount. The margins relating to our IQMX trading system have increased in Q2 2003 as a result of the acceptance in the marketplace of the IQMX system and a more cost efficient manufacturing process. We expect to continue to have consistent margins in our IQMX trading system for the remainder of the 2003 fiscal year as compared to the 2002 fiscal year.

     Service

     Trading Systems service cost of revenue as a percentage of revenue decreased by 9% in Q2 2003 from Q2 2002 primarily due to an increase in contract maintenance services, which have a higher gross profit margin than non-contract services as well as the inclusion of $0.5 million of inventory fair value step-up in Q2 2002.

I.T.S.

     Product Sales and Installations

     I.T.S. product sales and installation cost of revenue as a percentage of revenue increased by 11% in Q2 2003 from Q2 2002 primarily due to one large contract sold at a higher than normal discount offset by the inclusion of $0.2 million of inventory fair value step-up in Q2 2002. The general decline in real estate and construction activities within our customer base has required additional discounts to remain competitive. Additionally, indirect costs in Q2 2003 have increased compared to Q2 2002 due to increased manpower required to meet certain project completion deadlines.

     Service

     I.T.S. service cost of revenue as a percentage of revenue increased by 14% in Q2 2003 from Q2 2002 primarily due to the general decline in the real estate and construction activities within our customer base. As a result of such business decline, we have experienced a decrease in direct margins. The general decline in real estate and construction activities within our customer base has required additional discounts to remain competitive. Additionally, indirect costs in Q2 2003 have increased compared to Q2 2002 due to increased manpower required to meet certain project completion deadlines.

Comparison of YTD 2003 to YTD 2002

Consolidated

     Product Sales and Installations

     Consolidated product sales and installation cost of revenue as a percentage of revenue decreased by 20% in YTD 2003 as compared to YTD 2002 primarily due to lower margins attained in our I.T.S. unit in YTD 2003 offset by the inclusion of $23.1 million of inventory fair value step-up in Q2 2002. We expect our second half of fiscal year 2003 product sales and installation margins to be 5% to 7% lower than the first half of the 2003 fiscal year as a result of an increase in the percentage of I.T.S. product sales and installation revenue. I.T.S. products have a higher cost of revenues resulting in lower margins than Trading Systems manufactured products.

     Service

     Consolidated service cost of revenue as a percentage of revenue decreased by 8% in YTD 2003 from YTD 2002 primarily due to an increase in contract maintenance services for our Trading Systems unit, which have a higher gross profit margin than non-contract services as well as the inclusion of $0.8 million of inventory fair value step-up in Q2 2002. We anticipate our second half of fiscal year 2003 service margins to be consistent with the first half of fiscal year 2003. We expect fiscal year 2003 cost of revenue for Gains US and Gains UK to be 55%-60% of the total revenue for that unit.

Trading Systems

     Product Sales and Installations

     Trading Systems product sales and installation cost of revenue as a percentage of revenue decreased by 27% in YTD 2003 from YTD 2002 primarily due to the inclusion of $22.2 million of inventory fair value step-up in Q2 2002 as well as lower margins attained from the sale of the IQMX trading system in YTD 2002. The margins relating to our IQMX trading system have increased in YTD 2003 when compared to YTD 2002 as a result of the acceptance in the marketplace of the IQMX and a more cost efficient manufacturing process.

     Service

     Trading Systems service cost of revenue as a percentage of revenue decreased by 9% in YTD 2003 from YTD 2002 primarily due to an increase in contract maintenance services which have a higher gross profit margin than non-contract MAC services as well as the inclusion of $0.7 million of inventory fair value step-up in YTD 2002.

I.T.S.

     Product Sales and Installations

     I.T.S. product sales and installation cost of revenue as a percentage of revenue increased by 8% in YTD 2003 from YTD 2002 primarily due to one large contract sold at a higher than normal discount offset by the inclusion of $0.9 million of inventory fair value step-up in Q2 2002. The general decline in real estate and construction activities within our customer base has resulted in more competitive pricing on installation project bids. Additionally, indirect costs in YTD 2003 have increased compared to YTD 2002 due to increased manpower required to meet certain project completion deadlines.

Service

     I.T.S. service cost of revenue as a percentage of revenue increased by 10% in YTD 2003 from YTD 2002 primarily due to the general decline in the real estate and construction activities within our customer base. As a result of such business decline and due to increased manpower required to meet certain project completion deadlines, we have experienced a decrease in margins. The general decline in real estate and construction activities within our customer base has resulted in more competitive pricing on installation project bids. Additionally, indirect costs in YTD 2003 have increased compared to YTD 2002.

Research and Development Expense

(dollars in thousands)	Consolidated

	Q2	Q2	$	%	YTD	YTD	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

Research and development	$2,928	$3,809	$(881)	(23%)	$5,663	$7,634	$(1,971)	(26%)

     Research and development efforts are focused on the next generation of the Trading Systems products, applications, and enhancements of our current product lines.

Comparison of Q2 2003 to Q2 2002

     Research and development expenses decreased by $0.9 million in Q2 2003 from Q2 2002 primarily due to planned reductions of both headcount and discretionary spending.

Comparison of YTD 2003 to YTD 2002

     Research and development expenses decreased by $2.0 million in YTD 2003 from YTD 2002 primarily due to planned reductions of both headcount and discretionary spending.

Selling, General and Administrative Expense

(dollars in thousands)	Consolidated

	Q2	Q2	$	%	YTD	YTD	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

Selling, general & administrative expense	$10,742	$9,836	$906	9%	$19,472	$28,005	$(8,533)	(30%)

Comparison of Q2 2003 to Q2 2002

     Selling, general and administrative expenses increased by $0.9 million in Q2 2003 from Q2 2002 primarily due to increased professional fees relating to regulatory filings and the amendment of our credit facility.

Comparison of YTD 2003 to YTD 2002

     Selling, general and administrative expenses decreased by $8.5 million in YTD 2003 from YTD 2002 primarily due to the inclusion of $2.5 million of employee bonuses related to the IPC Information Systems Acquisition and a $6.9 million charge for corporate related services from Global Crossing in YTD 2002. These corporate related service charges represent an allocation to IPC Information Systems, Inc. for the cost of services such as treasury, payroll, tax compliance, legal and other professional fees. This was partially offset by an increase in headcount and expenses associated with the set-up of our operations as a stand-alone entity and higher professional fees in YTD 2003.

Depreciation and Amortization

(dollars in thousands)	Consolidated

	Q2	Q2	$	%	YTD	YTD	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

Depreciation and amortization	$4,798	$4,351	$447	10%	$9,529	$15,400	$(5,871)	(38%)

Comparison of Q2 2003 to Q2 2002

     Depreciation and amortization expense increased by $0.4 million in Q2 2003 from Q2 2002 primarily due to capital expenditures of approximately $6.6 million for the period from March 31, 2002 to March 31, 2003.

Comparison of YTD 2003 to YTD 2002

     Depreciation and amortization expense decreased by $5.9 million in YTD 2003 from YTD 2002 primarily due to the adoption of SFAS 142, in which goodwill and indefinite lived intangible assets are no longer subject to periodic amortization. This standard was adopted by us as of the December 20, 2001 acquisition date, approximately midway through the YTD 2002 period.

Interest Expense, net

(dollars in thousands)	Consolidated

	Q2	Q2	$	%	YTD	YTD	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

Interest expense, net	$6,477	$6,935	$(458)	(7%)	$12,682	$13,771	$(1,089)	(8%)

Comparison of Q2 2003 to Q2 2002

     Interest expense, net decreased by $0.5 million in Q2 2003 from Q2 2002 reflecting our September 2002 excess cash flow repayment and a prepayment made on our term loan in March 2003, which reduced our outstanding indebtedness.

Comparison of YTD 2003 to YTD 2002

     Interest expense, net decreased by $1.1 million in YTD 2003 from YTD 2002 primarily due to a reduction in principal outstanding under our term loan in YTD 2003 as compared to YTD 2002.

Net Loss

(dollars in thousands)	Consolidated

	Q2	Q2	$	%	YTD	YTD	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

Net loss	$(611)	$(5,310)	$(4,699)	(88%)	$(813)	$(17,720)	$(16,907)	(95%)

Comparison of Q2 2003 to Q2 2002

     Net loss decreased by $4.7 million in Q2 2003 from Q2 2002 due in part to non-cash GAAP adjustments made to the fair value of our inventory related to our acquisition of IPC Information Systems in December 2001. These adjustments increased the carrying value of the inventory to its fair value at the acquisition date, which effectively reduced the gross profit on the sale of such inventory to a nominal amount. The amount of inventory fair value adjustments included as a cost of revenue in Q2 2002 was $16.9 million while there was no impact in Q2 2003. These adjustments were offset by the decrease in revenue for Q2 2003 due to current economic conditions. For the 2003 fiscal year, we expect a return to net income primarily due to the completion of the amortization of inventory fair value adjustments charged to cost of revenue in FY 2002 as well as a reduction in selling, general and administrative costs due to the exclusion of the intercompany charges we received in the past from Global Crossing. We cannot predict when an economic recovery will occur in the financial community and likewise cannot predict whether, when and to what extent we will show increased revenue.

Comparison of YTD 2003 to YTD 2002

     Net loss decreased by $16.9 million in YTD 2003 from YTD 2002 due in part to non-cash GAAP adjustments made to the fair value of our inventory related to our acquisition of IPC Information Systems in December 2001. The amount of inventory fair value adjustments included as cost of revenue for YTD 2002 was $23.9 million while there was no impact in YTD 2003. There will be no impact to net income in fiscal year 2003 and beyond for these adjustments. In addition, the net loss in YTD 2002 was unfavorably impacted by corporate related service charges from Global Crossing totaling $6.9 million as well as the decrease in revenue in YTD 2003 due to current economic conditions. For the 2003 fiscal year, we expect a return to net income primarily due to the completion of the inventory fair value adjustments charged to cost of revenue in FY 2002 and a reduction in selling, general and administrative costs due to the exclusion of the intercompany charges we received in the past from Global Crossing. We cannot predict when an economic recovery will occur in the financial community and likewise cannot predict whether, when and to what extent we will show increased revenue.

Provision for Income Taxes

     Our effective tax rate for Q2 2003 and YTD 2003 were 311.4% and 167.2%, respectively, compared to 29.7% and 16.6% for Q2 2002 and YTD 2002, respectively.

     Our effective tax rate reflects our foreign, federal and state taxes, non-deductibility of foreign losses for federal tax purposes, the non-deductibility of certain expenses, and, for fiscal year 2003, taxable income at several of our foreign subsidiaries, which, combined with the lower absolute amount of pre-tax income for the 2003 periods as compared to the absolute amount of pre-tax loss for the 2002 periods, generates a more significant impact on our effective tax rate.

Liquidity and Capital Resources

     On March 3, 2003, we voluntarily prepaid $14.0 million in debt on our $120.0 million senior secured credit facility. Mandatory prepayments of the senior secured credit facilities are required upon the occurrence of certain events, including asset sales and equity issuances, as well as for 75% of our excess free cash flow at each fiscal year end. Excess cash flow is defined in our credit agreement, as amended, as: 1) the sum of net income, interest expense, provisions for taxes, depreciation expense, amortization expense, other non-cash items affecting net income and to the extent included in calculating net income, expenses incurred by us in connection with the first amendment to the credit agreement, plus 2) a working capital adjustment, less 3) repayments of debt, capital expenditures, cash interest expense and provisions for taxes based on income. There is no required amortization on the revolving credit facility.

     Simultaneously with the prepayment, we amended our credit facility to modify the senior secured leverage, total leverage, interest coverage and capital expenditures covenants to be less restrictive and secured consent from our lenders for the acquisition of the shares of Gains International (US) and Gains International (Europe) Limited. In addition, the credit facility was amended to reduce the mandatory excess cash flow payments by the $14 million prepayment on a dollar for dollar basis as well as any payments made relating to the acquisition of Gains. Following the prepayment, we had approximately $55.4 million outstanding under the credit facility. We expect net interest savings from the $14.0 million prepayment to be approximately $0.3 million in the 2003 fiscal year. As a result of the prepayment, there is a pro rata reduction of the quarterly amortization payments required by the credit agreement. The original amortization payment schedule prior to the prepayment was $1.8 million per quarter from March 31, 2003 through December 31, 2005 and $11.9 million per quarter thereafter through December 31, 2006. Due to the pro rata reduction of required amortization payments, the revised payment schedule is $1.5 million per quarter from March 31, 2003 through December 31, 2005 and $9.5 million thereafter through December 31, 2006.

     On March 13, 2003, we entered into a settlement and rejection agreement with Global Crossing. Pursuant to the settlement and rejection agreement, all of the remaining obligations under the purchase agreement relating to the IPC Information Systems Acquisition were terminated including the Company’s obligation to pay any portion of the deferred purchase price and Global Crossing’s obligation to indemnify us for specific tax liabilities. In addition, we and Global Crossing mutually released each other for all prior claims. The bankruptcy court entered an order on March 14, 2003 approving the settlement and rejection agreement.

     Under the terms of the settlement and rejection agreement, we have deposited $5.2 million in a new escrow account. Global Crossing received $3.2 million from the escrow account upon the filing of certain tax returns. Global Crossing will receive the remaining $2.0 million from the escrow account after a $2.0 million irrevocable letter of credit is issued on behalf of us. We will have the right to draw on that letter of credit in the event Global Crossing’s affiliate fails to make any payments due to us pursuant to the sublease for office space at 67-73 Worship Street in London, England.

     We believe that all tax returns required to be filed in respect of IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition, have now been filed. These returns consist of consolidated tax returns with Global Crossing, and, where required by law, separate tax returns for IPC Information Systems, Inc. and/or its subsidiaries.

     As a result of the termination of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying us for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for these periods prior to and including the date of the IPC Information Systems Acquisition, we may be required to pay those taxes and are no longer able to recover indemnification from Global Crossing. As of the date of this filing, the aggregate amount of taxes for which we have received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million. We estimate that the range of our exposure for additional tax liabilities is from $0 to $36 million. In computing its estimated range of potential tax liabilities, we took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although we believe that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by us of a significant amount of these potential tax liabilities could have a material adverse effect on our financial condition and results of operations, requiring us to seek additional financing. In that event , we cannot assure you we will be able to obtain additional financing on commercially reasonable terms, or at all.

     Pursuant to the settlement and rejection agreement, Global Crossing has also paid over to us approximately $2.2 million for payroll and federal tax refunds received by it for periods prior to and including the date of the IPC Information Systems Acquisition. Global Crossing is also required to pay us any future tax refunds or credits it receives applicable to IPC Information Systems, Inc. and its subsidiaries for these periods.

     As part of the settlement and rejection agreement, we also entered into a second amendment to the network services, channel sales and transition services agreement. Under the second amendment, we no longer have any obligation to market or resell Global Crossing’s channel network services to its customers. In addition, the restrictions on our ability to compete with Global Crossing will terminate on June 20, 2004 (instead of December 20, 2004), or, on June 20, 2003 (instead of December 20, 2003) in connection with a business combination transaction with an unrelated third party that is or becomes a competitor of Global Crossing. Finally, pursuant to the settlement and rejection agreement, we will be permitted to use any other provider of network services for our own internal purposes provided its aggregate annual payments to Global Crossing and their subsidiaries is at least $48,000. Neither this second amendment nor the first amendment to the network services, channel sales and transition services agreement was signed by Asia Global Crossing Asia Pacific Commercial, Ltd., a former Global Crossing affiliate that was an original signatory to this agreement. Accordingly, with respect to Asia Global Crossing Asia Pacific Commercial, Ltd., the non-compete restrictions contained in the original network services, channel sales and transition services agreement have not been suspended and our ability to engage in certain new lines of business activities in Asia may be restricted.

Comparison of YTD 2003 to YTD 2002

     Cash provided by operating activities was $13.3 million for YTD 2003 as compared to $28.4 million for YTD 2002. This decrease of $15.1 million is primarily due to a decrease in inventories of $49.1 million offset by an increase in customer advances and deferred revenue of $27.3 million. The inventories and customer advances/deferred revenue reflect the timing of the completion of several large installation projects and higher volume of installation projects completed in YTD 2002 due to disaster recovery projects resulting from the events of September 11, 2001 versus no installation projects of comparable size or events occurring in YTD 2003. In addition, this was partially offset by a decrease in net loss of $16.9 million for the comparative periods. The remaining decrease is principally related to timing differences in accounts payable and accrued expenses of $7.4 million as well as other changes in operating assets and liabilities of $2.8 million.

     Cash provided by investing activities was $1.9 million for YTD 2003 as compared to cash used of $349.3 million for YTD 2002. Cash provided by investing activities for YTD 2003 related to capital expenditures of $2.3 million offset by the net cash received of $4.2 million relating to the settlement and rejection agreement with Global Crossing. Cash used in investing activities for YTD 2002 related almost exclusively to cash used to fund the IPC Information Systems Acquisition.

     Cash used in financing activities was $17.5 million for YTD 2003 as compared to cash provided by financing activities of $359.8 million for YTD 2002. Cash used in financing activities in YTD 2003 represented the voluntary prepayment of $14.0 million of principal on our senior secured credit facilities in addition to the normal amortization repayment of principal as required under the terms of our senior secured credit facilities. Cash provided by financing activities in YTD 2002 included $140 million of common equity contribution from a group led by Goldman Sachs Capital Partners 2000 and its affiliates, the proceeds from the sale of $150 million of senior subordinated notes, and the borrowing of $105 million under our senior secured credit facilities. These inflows were partially offset by outflows of $15.1 million of intercompany activity that occurred prior to the IPC Information Systems Acquisition and issuance costs for the financing of the IPC Information Systems Acquisition.

     The effect of exchange rate changes on cash represents increases and decreases in various currencies when translated into US dollars. As an international company, we are subjected to currency fluctuation risk, which resulted in a net decrease of cash of approximately $0.7 million in YTD 2003 as compared to $3.0 million in YTD 2002. Currently our largest currency exposure is to the British Pound, although we have additional exposure, to a lesser extent, to the Euro, Canadian Dollar, Australian Dollar, Japanese Yen, Hong Kong Dollar and Singapore Dollar.

Capital Resources and Expenditures

     We expect that our capital expenditures for fiscal year 2003 will be approximately $6.0 million, however, actual capital expenditures for fiscal year 2003 may be greater. We expect to increase spending on capital expenditures in subsequent years, but are limited to the amount of capital expenditures in any fiscal year by our capital expenditure covenant in our credit agreement as amended. The limits imposed by our credit agreement are $8.0 million for fiscal 2003 and $12.0 million thereafter. We have no off balance sheet arrangements.

     Our primary future uses of cash will be to fund interest expense and principal repayments on our debt, capital expenditures, research and development efforts and working capital as needed for potential strategic acquisitions and/or alliances. Our primary future sources of cash will be cash flows from operations, primarily the design, manufacture, installation and service of turret systems for the trading operations of investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers and insurance companies, and, if necessary, borrowings under the revolving credit facility. At March 31, 2003, we had $22.4 million of unrestricted cash. The amount of unrestricted cash on our balance sheet was affected by both the voluntary prepayment of debt under our senior secured credit agreement and the settlement agreement with Global Crossing mentioned above. Additionally, we had liquidity available to us of $10.7 million through our $15.0 million revolving credit facility under our senior secured credit facilities under which there were no amounts outstanding at March 31, 2003 ($15.0 million revolving credit facility reduced by outstanding letters of credit of $4.3 million at March 31, 2003).

     Our ability to make payments on our indebtedness, including the senior subordinated notes, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future, which is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     Since the IPC Information Systems Acquisition, our cash generated from the operations of the business has been sufficient to meet our cash needs. Based on our forecasts, we believe that this trend will continue and our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our current and long-term liquidity needs. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the senior subordinated notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the senior subordinated notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the senior subordinated notes, on commercially reasonable terms, or at all.

Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Payments Due by Period

		Less than	1-3	4-5	After 5
Contractual Obligations:	Total	1 year	years	years	years

Deferred Compensation Agreements	$5,415	$446	$1,491	$955	$2,523
Long-Term Debt	203,902	2,914	41,519	9,469	150,000
Operating Leases	25,863	2,470	11,604	6,577	5,212

Total Contractual Cash Obligations	$235,180	$5,830	$54,614	$17,001	$157,735

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less than	1-3	4-5	Over 5
Other Commercial Commitments:	Committed	1 year	years	years	years

Line of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	4,250	4,250	—	—	—
Guaranties for Global Crossing Affiliates	5,793	1,128	4,665	—	—

Total Commercial Commitments	$10,043	$5,378	$4,665	$—	$—

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires entities to record the fair value of the estimated liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes an amount equal to the present value of the estimated liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We adopted SFAS 143 on October 1, 2002. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

     In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements”. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes”. We are assessing the impact that the adoption of EITF 00-21 will have on our condensed consolidated financial statements.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and we have adopted those requirements for our financial statements included in this Form 10-Q. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. We applied FIN 45 in connection with the March 13, 2003 settlement and rejection agreement with Global Crossing (see Note 2). We have reflected the fair value of guarantees on behalf of Global Crossing in our March 31, 2003 condensed consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and have been reflected in the accompanying notes to our condensed consolidated financial statements.

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

     The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of our long-term debt is shown below. Due to current economic conditions, the fair value of our senior subordinated notes and our senior secured credit facilities are below their carrying amounts. Although there were reductions in the prime and LIBOR interest rates in the period from issuance on December 20, 2001 to March 31, 2003, they did not affect the interest rate on our senior secured credit facilities.

				Future Principal Payments
	Fair Value
	on March
(dollars in millions)	31, 2003	2003	2004	2005	2006	2007	Thereafter	Total

Long-Term Debt:
Fixed Rate:
Senior Subordinated Notes, interest payable at 11.50%, maturing 2009	$142.5	$—	$—	$—	$—	$—	$150.0	$150.0

Variable Rate:
Senior Secured Credit Facilities Term Loan (7.50% at March 31, 2003)	$52.8	$2.9	$5.8	$5.8	$29.9	$9.5	$—	$53.9

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
On April 30, 2003, the Company issued an aggregate of 664,380 shares of its common stock to Goldman Sachs Capital Partners 2000 and its affiliates in connection with its purchase of Gains International (US) Inc. and Gains International (Europe) Limited from Goldman Sachs Capital Partners 2000 and its affiliates. These shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

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

The Company filed a report on Form 8-K on January 24, 2003. The Form 8-K was for the purpose of announcing that on January 22, 2003, IPC Information Systems, Inc. reached an agreement with Gains International (US) Inc. and Gains International (Europe) Limited to co-market voice and data network services to financial institutions in the Americas and Europe.

The Company filed a report on Form 8-K on March 7, 2003. The Form 8-K was for the purpose of announcing that on March 6, 2003, the Company voluntarily prepaid $14.0 million in debt pursuant to the Company’s $120.0 million senior secured credit facilities. In addition, the Company successfully completed an amendment to the senior secured credit facilities that modifies certain covenants and secures consent for the acquisition of the shares of Gains International (US) Inc. and Gains International (Europe) Limited.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Acquisition Corp.

Dated: May 15, 2003	By: /s/ TIMOTHY WHELAN
Timothy Whelan Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Certifications

I, Greg Kenepp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IPC Acquisition Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ GREG KENEPP Greg Kenepp President and Director

I, Timothy Whelan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IPC Acquisition Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ TIMOTHY WHELAN Timothy Whelan Chief Financial Officer