Form 10-K/A
period 2002-09-30
IPC ACQUISITION CORP
filed 2003-06-06
CIK 1166720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

     IPC Acquisition Corp. filed its original Annual Report on Form 10-K for the year ended September 30, 2002 with the Securities and Exchange Commission on December 30, 2002. In order to preserve the nature and character of the disclosures as of December 30, 2002, except as specifically discussed in this Amendment No. 2 to the Annual Report on Form 10-K/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on December 30, 2002. Accordingly, this Amendment No. 2 to the Annual Report on Form 10-K/A should be read in conjunction with the Company’s subsequent filings with the Commission.

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

	Predecessors (1)

							Period from
			Period from	Period from		Period from	November 15, 2001
	Fiscal Year Ended	Fiscal Year Ended	October 1, 1999 to	June 15, 2000 to	Fiscal Year Ended	October 1, 2001 to	to September 30,
(dollars in millions)	September 30, 1998	September 30, 1999	June 14, 2000	September 30, 2000	September 30, 2001	December 20, 2001	2002

	(unaudited)
Statement of Operations Data:
Total revenue	$260.1	$265.7	$174.5	$103.7	$279.7	$58.8	$232.8
Cost of goods sold (depreciation shown separately) (2)	153.6	159.3	102.5	79.8	164.6	32.8	161.1
Depreciation and amortization	0.8	0.7	0.5	0.2	0.8	0.2	0.8

Gross profit	105.7	105.7	71.5	23.7	114.3	25.8	70.9

Research and development expense	8.3	9.8	8.9	4.0	15.5	3.5	11.6
Selling, general and administrative expenses	49.2	36.9	29.5	12.2	33.5	17.1	34.6
Depreciation and amortization	5.8	7.8	6.6	13.8	47.8	10.5	14.3

Operating income (loss)	42.4	51.2	26.5	(6.3)	17.4	(5.4)	10.4

Interest expense, net	(6.8)	(20.3)	(16.1)	(5.7)	(27.9)	(6.0)	(21.5)
Other income (expense), net	—	0.4	—	—	2.0	—	(0.3)

Income (loss) before income taxes	35.6	31.3	10.4	(11.9)	(8.4)	(11.3)	(11.5)
Income tax provision (benefit)	14.7	12.2	4.1	(2.6)	4.4	(0.3)	(2.3)
Extraordinary loss on retirement of debt (net of income taxes of $7.3)	—	—	—	(10.6)	—	—	—

Net income (loss)	$20.9	$19.1	$6.3	$(19.9)	$(12.8)	$(11.0)	$(9.2)

Statement of Cash Flow Data:
Cash provided by operating activities	$61.9	$38.5	$51.1	$18.9	$33.3	$15.2	$32.5
Cash used in investing activities	$(12.1)	$(12.3)	$(2.8)	$(1.1)	$(9.4)	$(1.9)	$(352.2)
Cash provided by (used in) financing activities	$(23.5)	$(48.9)	$(47.0)	$(16.3)	$(23.4)	$(15.1)	$343.6
Other Data:
EBITDA (3)	$49.0	$60.1	$33.6	$7.7	$68.1	$5.4	$25.1
Ratio of earnings to fixed charges (4)	4.2x	2.5x	1.6x	—	—	—	—
Deficiency of earnings to cover fixed charges (4)	—	—	—	$(11.9)	$(8.4)	$(11.3)	$(11.5)

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

(3)  EBITDA represents earnings before interest, taxes, depreciation and amortization. We believe that EBITDA helps investors more meaningfully evaluate and compare the results of our operations from period to period. We believe that our investors, as debt investors and not equity investors, are primarily focused on EBITDA rather than net income, as it is a useful indicator of operating performance and cash generated from operations exclusive of working capital changes.

Our management uses EBITDA as a measurement of operating performance because it assists us in comparing performance on a consistent basis as it removes the impact of our recent changes in ownership, including different capital structures and asset bases, from our operating results. Management also uses EBITDA as one of its core measures for planning and forecasting overall consolidated company and individual business unit expectations and for evaluating actual results against such expectations. We have consistently included EBITDA in presentations to our Board of Directors and investors to enable them to have the same consistent measurement basis of operating performance used by management. EBITDA is a primary component of our valuation methodology for assessing the fair value of our reporting units for required impairment testing. Further, we use EBITDA measurements for our compensation plans and overall strategy. The most significant component of the financial targets of our management incentive plan are measured and bonuses are paid based on achievement of such EBITDA targets and our overall strategy is directed towards pursuing development opportunities intended to increase EBITDA and/or the valuation multiple of EBITDA our businesses would command on a fair value basis.

However, EBITDA is not a measurement prepared in accordance with generally accepted accounting principles. In addition, other companies in our industry may calculate EBITDA differently than we do. Significant factors not captured by EBITDA include trends in our period over period revenue, profitability measured by gross margin and effective tax rate. The following table sets forth a reconciliation of EBITDA to net income for the periods indicated:

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

(4)  The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, “earnings” include net income (loss) before taxes and fixed charges (adjusted for interest capitalized during the period). “Fixed charges” include interest, whether expensed or capitalized, amortization of deferred financing fees and the portion of rental expense that is representative of the interest factor in these rentals. For the period from June 15, 2000 to September 30, 2000, earnings were insufficient to cover fixed charges by $11.9 million because of the inclusion of the inventory fair value step-up in cost of sales of $24.9 million and the amortization of the goodwill of $6.2 million from the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000. For the year ended September 30, 2001, earnings were insufficient to cover fixed charges by $8.4 million because of the inclusion of the inventory fair value step-up in cost of sales of $10.7 million and the amortization of the goodwill of $21.1 million from the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000. For the period from October 1, 2001 to December 20, 2001, earnings were insufficient to cover fixed charges by $11.3 million because of the year end intercompany charge of $6.9 million, the inclusion of $2.5 million of other bonus amounts and goodwill amortization of $4.7 million resulting from the ownership of IPC Information Systems by Global Crossing. For the period from November 15, 2001 to September 30, 2002, earnings were insufficient to cover fixed charges by $11.5 million because of the inclusion of the fair value step-up of inventory in cost of sales of $34.3 million resulting from the IPC Acquisition in December 2001.

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

     The following table sets forth, as a percentage of consolidated revenue, our consolidated statements of operations for the periods indicated. The following table also presents, as a percentage of unit revenue, our statements of operations for our two major operating units for the periods indicated.

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

Comparison of FY 2002 to FY 2001

Consolidated

     Product sales and installations

     The increase in revenue of $10.9 million in FY 2002 from FY 2001 is primarily due to an increase of $16.5 million from our Trading Systems unit that was partially offset by a decrease of $5.6 million from our I.T.S. unit. As expected, the uncertainty of the financial markets since the events of September 11th have caused consolidated revenues for the second half of FY 2002 to be lower compared to the first half of FY 2002. This uncertainty, combined with the overall decline in the global economy, has caused our customers to extend their planning and implementation cycles. While we expect this downward trend to continue into the 2003 fiscal year, there can be no certainty as to the degree or duration of this downturn. For the periods presented, no single customer accounted for 10% or more of total revenues. We expect our fiscal year 2003 revenues to be down 7-12% compared to FY 2002.

     Service

     The increase in revenue of $0.9 million in FY 2002 from FY 2001 is primarily due to an increase of $2.8 million from our Trading Systems unit that was partially offset by a decrease of $1.9 million from our I.T.S. unit.

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

Comparison of FY 2001 to FY 2000

Consolidated

     Product sales and installations

     Revenue from installation projects decreased $0.2 million in FY 2001 from FY 2000, with a decrease of $3.0 million in Trading Systems offsetting an increase of $2.8 million in our I.T.S. unit for the period. For the periods presented, no single customer accounted for 10% or more of total revenues.

     Service

     The increase in revenue of $1.7 million in FY 2001 from FY 2000 is primarily due to an increase of $2.3 million in service revenue from our Trading Systems unit that was partially offset by a decrease of $0.6 million in revenue from our I.T.S. unit.

Trading Systems

     Product sales and installations

     The decrease in product sales and installation revenue of $3.1 million in FY 2001 from FY 2000 was primarily due to a higher volume of large installation projects totaling approximately $26.0 million completed in FY 2000 as compared to approximately $21.0 million in FY 2001. The change in our installation revenue in FY 2001 from FY 2000 was not significantly affected by change in the price of our products: instead it was affected more by the number and size of turret systems purchased by our customers. We believe the demand for new turret systems was primarily event driven, the result of physical facility moves of trading positions and the addition of new trading positions due to customer growth. Large facility moves and mergers can also result in large installation sales that can cause uneven revenue stream year over year, as well as quarter over quarter.

     Service

     The increase in service revenue of $2.3 million in FY 2001 from FY 2000 was primarily due to the expansion of the service customer base, as well as the acquisition of two distributors in Australia and Singapore.

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

Cost of Revenue.

     The following table sets forth our consolidated cost of revenue and our cost of revenue as reported for our two major operating units. Cost of revenue includes costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold, labor to provide service, warehouse and project management costs and the depreciation of the equipment in our manufacturing and assembly facility. Cost of revenue for FY 2002, FY 2001 and FY 2000 include a charge resulting from the amortization of the step-up in inventory of $34.3 million, $10.7 million and $24.9 million, respectively. This purchase accounting inventory fair value step-up is a non-cash GAAP adjustment that is recorded when a company is acquired as we were in December 2001 and June 2000. Since the adjustment has been fully recognized in income as of September 30, 2002, the cost of inventory in the 2003 fiscal year will not be impacted by this adjustment.

(dollars in thousands)	Consolidated

		% of		% of	%		% of		% of	%
COST OF REVENUE:	FY 2002	Rev.	FY 2001	Rev.	Change	FY 2001	Rev.	FY 2000	Rev.	Change

Product sales and installations	$138,474	72%	$106,252	59%	13%	$106,252	59%	$127,335	70%	(11%)
Service	55,481	56%	58,349	59%	(3%)	58,349	59%	54,961	57%	2%
Depreciation and amortization	1,031	1%	834	1%	0%	834	1%	649	1%	0%

Total	$194,986	67%	$165,435	59%	8%	$165,435	59%	$182,945	66%	(7%)

	Trading Systems Division

		% of		% of	%		% of		% of	%
COST OF REVENUE:	FY 2002	Rev.	FY 2001	Rev.	Change	FY 2001	Rev.	FY 2000	Rev.	Change

Product sales and installations	$104,452	68%	$70,018	51%	17%	$70,018	51%	$90,001	64%	(13%)
Service	43,193	50%	44,607	54%	(4%)	44,607	54%	42,418	53%	1%
Depreciation and amortization	1,031	1%	834	1%	0%	834	1%	649	1%	0%

Total	$148,676	62%	$115,459	52%	10%	$115,459	52%	$133,068	60%	(8%)

	I.T.S. Division

		% of		% of	%		% of		% of	%
COST OF REVENUE:	FY 2002	Rev.	FY 2001	Rev.	Change	FY 2001	Rev.	FY 2000	Rev.	Change

Product sales and installations	$34,022	91%	$36,234	84%	7%	$36,234	84%	$37,334	93%	(9%)
Service	12,288	90%	13,742	88%	2%	13,742	88%	12,543	78%	10%
Depreciation and amortization	–	0%	–	0%	0%	–	0%	–	0%	0%

Total	$46,310	91%	$49,976	85%	6%	$49,976	85%	$49,877	88%	(3%)

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

     Product sales and installations

     The increase in product sales and installation cost of revenue of 13% as a percentage of revenue in FY 2002 from FY 2001 was primarily due the inclusion of $33.5 million of inventory fair value step-up in FY 2002 as compared to $10.7 million in FY 2001. Also, lower margins were realized from sales of the IQMX as well as lower margins realized on large installations in both the Trading Systems and I.T.S. operating units. The lower margins for the IQMX are typical with the introduction of a new voice trading system.

     Service

     The decrease in service cost of revenue of 3% as a percentage of revenue in FY 2002 from FY 2001 was primarily due to the sale of services by our Trading Systems unit, which have higher margins and comprised a larger percentage of total service revenue for FY 2002, which was partially offset by the inclusion of $0.8 million of inventory fair value step-up in FY 2002 as compared to no inventory fair value step-up in FY 2001. We expect our consolidated fiscal year 2003 gross margins to reflect a decline of 2-3 percentage points due to pricing pressures and volume decreases; however the actual decline in fiscal year 2003 gross margins could be greater.

Trading Systems

     Product sales and installations

     The increase in product sales and installation cost of revenue of 17% as a percentage of revenue in FY 2002 from FY 2001 was primarily due to the inclusion of $32.3 million of inventory fair value step-up in FY 2002 as compared to $9.7 million in FY 2001, as well as lower margins attained from sales of the IQMX. The lower margins for the IQMX are typical with the introduction of a new voice trading system. In addition, our largest installation in FY 2002 included the installation of the IQMX, which was sold to a global customer at a higher than normal discount. We anticipate margins relating to our IQMX will increase in the 2003 fiscal year as the IQMX is accepted in the marketplace and the manufacturing process becomes more cost efficient.

     Service

     The decrease in service cost of revenue of 4% as a percentage of revenue in FY 2002 from FY 2001 was primarily due to an increase in maintenance revenue, which has higher margins than MAC revenue, which was partially offset by the inclusion of $0.7 million of inventory fair value step-up in FY 2002 as compared to no inventory fair value step-up in FY 2001.

I.T.S.

     Product sales and installations

     The increase in product sales and installation cost of revenue of 7% as a percentage of revenue in FY 2002 from FY 2001 was primarily due to the inclusion of $1.2 million of inventory fair value step-up in FY 2002 as compared to $1.0 million in FY 2001, as well as lower margins associated with certain large installations in FY 2002. These lower margins in FY 2002 were mainly due to pricing pressures resulting from the decline in current market conditions.

     Service

     The increase in service cost of revenue of 2% as a percentage of revenue in FY 2002 from FY 2001 was primarily due to the loss of high margin revenue from one customer that was principally offset by higher margins realized from disaster recovery work in FY 2002.

Comparison of FY 2001 to FY 2000

Consolidated

     Cost of revenue decreased by 7% in FY 2001 from FY 2000. Cost of revenue for FY 2001 and FY 2000 includes a charge resulting from the amortization of the step-up in inventory of $10.7 million and $24.9 million, respectively (relating to the June 2000 acquisition of IPC Information Systems, Inc. by Global Crossing). This purchase accounting inventory fair value step-up is a non-cash GAAP adjustment that is recorded when a company is acquired as we had been in FY 2000.

     Product sales and installations

     The decrease in product sales and installation cost of revenue of 11% as a percentage of revenue in FY 2001 from FY 2000 was primarily due to the inclusion of $23.0 million of inventory fair value step-up in FY 2000 as compared to $10.7 million in FY 2001, as well as higher margins realized in both the Trading Systems and I.T.S. operating units.

     Service

     The increase in service cost of revenue of 2% as a percentage of revenue in FY 2001 from FY 2000 was primarily due to lower margins realized in both the Trading Systems and I.T.S. operating units, which was partially offset by the inclusion of $1.9 million of inventory fair value step-up in FY 2000 as compared to no inventory fair value step-up in FY 2001.

Trading Systems

     Product sales and installations

     The decrease in product sales and installation cost of revenue of 13% as a percentage of revenue in FY 2001 from FY 2000 was primarily due to the inclusion of $20.6 million of inventory fair value step-up in FY 2000 as compared to $9.7 million in FY 2001, as well as the sale in FY 2001 of various products that sell at higher margins.

     Service

     The increase in service cost of revenue of 1% as a percentage of revenue in FY 2001 from FY 2000 was primarily due to the growth in service revenue in the European and Asia Pacific regions in FY 2001. The customers in these regions are primarily serviced by subcontractors, who generally have higher costs than Company-supplied direct labor. This increase in service cost of revenue was offset by the inclusion of $1.7 million of inventory fair value step-up in FY 2000 as compared to no inventory fair value step-up in FY 2001.

I.T.S.

     Product sales and installations

     The decrease in installation cost of revenue of 9% as a percentage of revenue in FY 2001 from FY 2000 was primarily due to the inclusion of $2.4 million of inventory fair value step-up in FY 2000 as compared to $1.0 million in FY 2001, as well as higher margins associated with the larger sized installations that made up a higher percentage of revenue in FY 2001.

     Service

     The increase in service cost of revenue of 10% as a percentage of revenue in FY 2001 from FY 2000 was primarily due to the loss of high margin revenue from one customer, which was partially offset by the inclusion of $0.2 million of inventory fair value step-up in FY 2000 as compared to no inventory fair value step-up in FY 2001.

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

Net Income (loss).

Comparison of FY 2002 to FY 2001

     Net loss increased in FY 2002 from FY 2001 by $7.4 million. The net losses in FY 2002 and FY 2001 were primarily due to non-cash GAAP adjustments made to the fair value of the inventory of our company related to the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000 and our acquisition of IPC Information Systems in December 2001. These adjustments increase the carry value of the inventory to its fair value at the acquisition date, which effectively reduces the gross profit on the sale of such inventory to a nominal amount. The amount of inventory fair value adjustments included as cost of revenue for FY 2002 and FY 2001 was $34.3 million and $10.7 million, respectively, and will not impact net income in upcoming years. In addition, the net loss in FY 2002 and FY 2001 was unfavorably impacted by corporate related service charges from Global Crossing, which represents an allocation to IPC Information Systems, Inc. for the cost of services, such as treasury, payroll, tax compliance, legal and other professional fees, totaling $6.9 million and $1.9 million in FY 2002 and FY 2001, respectively, which will not be incurred in upcoming years, and a $22.8 million decrease in depreciation and amortization in FY 2002. This decrease is primarily due to the adoption in FY 2002 of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” in which goodwill and indefinite lived intangible assets are no longer subject to periodic amortization, as well as a change in the carrying amount of amortizable intangible assets resulting from the IPC Acquisition. For the 2003 fiscal year, we expect a return to net income primarily due to the completion of the inventory fair value adjustments charged to cost of revenue in FY 2002 and a reduction in selling, general and administrative costs due to the exclusion of the intercompany charges we received in the past from Global Crossing. We cannot predict when an economic recovery will occur in the financial community and likewise cannot predict whether, when and to what extent we will show increased revenue.

Comparison of FY 2001 to FY 2000

     Net loss decreased in FY 2001 from FY 2000 by $0.8 million. The net losses in FY 2001 and FY 2000 were primarily due to a non-cash GAAP adjustment made to the fair value of the inventory of our company related to the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000. This adjustment increases the value of the inventory to the extent that the normal profit related to the sale of this inventory is eliminated. The amount of profit eliminated during FY 2001 and FY 2000 was $10.7 million and $24.9 million, respectively. In addition, the net loss in FY 2001 was impacted by corporate related service charges from Global Crossing, which represents an allocation to IPC Information Systems, Inc. for the cost of services, such as treasury, payroll, tax compliance, legal and other professional fees, totaling $1.9 million, and an increase in depreciation and amortization of $27.5 million from FY 2000. This increase is primarily due to the increase in the carrying amount of amortizable intangible assets related to Global Crossing’s acquisition of IPC Information Systems, Inc. in June 2000.

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

     As of September 30, 2002, we recognized deferred tax assets related to our US federal and state net operating loss carryforwards of approximately $8.9 million. In determining whether it is more likely than not that we will realize the benefits of the net deferred tax assets from US operations, we considered all available evidence, both positive and negative. The principal factors that led us to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002 reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by us and Global Crossing, also generates deductions for income tax purposes); (2) US results of operations for fiscal 2003, 2004 and subsequent years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (3) our conclusion that the net US deferred tax assets were generated by an event (our purchase of IPC Information Systems in December 2001), rather than a continuing condition.

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

     As required under the terms of our senior secured credit facilities, we made mandatory excess free cash flow repayments of $30.0 million and $0.8 million on September 30, 2002 and December 29, 2002, respectively, based upon 75% of our excess cash flow for the period ended September 30, 2002. Excess cash flow is defined in our credit agreement, as amended, as: 1) the sum of net income, interest expense, provisions for taxes, depreciation expense, amortization expense, other non-cash items affecting net income, and to the extent included in calculating net income, expenses incurred by us in connection with the first amendment to the credit agreement, plus 2) a working capital adjustment, less 3) repayments of debt, capital expenditures, cash interest expense and provisions for taxes based on income.

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

IPC ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	Predecessor

	September	December	September
	30, 2001	31, 2001	30, 2002

Assets
Assets:
Cash	$4,536	$25,046	$25,294
Restricted cash	—	20,800	7,272
Accounts receivable, net of allowance of $2,648, $125 and $1,245, respectively	77,496	66,804	52,468
Inventories, net	45,258	67,810	22,218
Prepaid and other current assets	2,919	2,832	4,614

Total current assets	130,209	183,292	111,866
Property, plant and equipment, net	20,368	21,203	21,004
Goodwill	185,033	77,310	72,279
Tradenames	15,867	18,000	18,462
Technology, net	29,308	44,816	39,987
Customer relationships, net	94,838	152,785	150,683
Assembled workforce, net	12,617	—	—
Deferred financing costs, net	—	19,712	15,116
Other assets	871	552	835

Total assets	$489,111	$517,670	$430,232

Liabilities and Stockholders’ Equity
Liabilities:
Current portion of long term debt	$—	$5,250	$6,460
Accounts payable	9,254	6,597	4,530
Accrued expenses and other current liabilities	15,029	27,209	23,562
Current portion of deferred compensation	471	471	633
Income taxes payable	1,934	2,736	2,373
Customer advances on installation contracts	41,388	43,327	11,232
Deferred revenue on maintenance contracts	10,204	8,633	12,261
Due to affiliates	104,106	—	—
Deferred purchase price obligation	—	20,800	7,272

Total current liabilities	182,386	115,023	68,323
Term loan	—	99,750	64,602
Senior subordinated notes	—	150,000	150,000
Deferred taxes, net	56,679	10,940	7,190
Deferred compensation	3,377	3,354	3,119
Other long term liabilities	2,623	—	—

Total liabilities	245,065	379,067	293,234

Commitments and Contingencies Stockholders’ Equity:
Common stock, $0.01 par value (authorized 25,000,000 shares; none issued and outstanding at September 30, 2001; 14,000,000 shares issued and outstanding at December 31, 2001; 14,060,000 shares issued and outstanding at September 30, 2002)	—	140	141
Paid in capital	278,048	139,560	140,159
Notes receivable for purchases of common stock	—	—	(383)
Accumulated deficit	(32,710)	(1,382)	(9,200)
Accumulated other comprehensive income (loss)	(1,292)	285	6,281

Total stockholders’ equity	244,046	138,603	136,998

Total liabilities and stockholders’ equity	$489,111	$517,670	$430,232

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

     The Company adopted Statement of Financial Accounting Standards No.142 “Goodwill and Other Intangible Assets” (“SFAS No.142”), effective upon the IPC Acquisition and, in accordance with SFAS No.142, there is no amortization of goodwill and intangible assets that have indefinite useful lives for the period from November 15, 2001 to September 30, 2002. However, such assets are tested for impairment annually using the two-step process specifically provided in SFAS No.142. Other intangible assets are carried at cost. Technology and customer relationships are amortized over the estimated useful lives of 7 and 20 years, respectively. Tradenames have been deemed to have an indefinite life and will not be subject to amortization expense, but instead will be subject to annual impairment tests in accordance with the provisions of SFAS No.142. In determining that the trade name has an indefinite life, the Company considered the following factors: the ongoing active use of its trade name, which is directly associated with its market leading position in the turret business, the lack of any legal, regulatory or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on its trade name generated by its other ongoing business activities (including marketing and development of new technology and new products) and its commitment to products branded with its trade name over its 30 year history. The Company’s acquired trade name has significant market recognition and the Company expects to derive benefits from the use of such asset beyond the foreseeable horizon.

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

3. Acquisitions

The IPC Acquisition

     The Company was formed in November 2001 to acquire IPC Information Systems. On December 20, 2001, the Company purchased 100% of the common stock of IPC Information Systems, Inc. and 100% of the ordinary shares of Asia Global Crossing IPC Trading Systems Australia Pty. Ltd. from Global Crossing Ltd. and its affiliates. In addition, the Company acquired various assets owned by affiliates of Global Crossing related to the operation of these

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2002

businesses. Under the purchase agreement, the total purchase price for the shares and assets was $360 million, subject to various adjustments for working capital and customer advances as a result of the IPC Acquisition, the Company owns the leader in the turret industry, based on its base of approximately 110,000 turrets installed in trading positions worldwide.

     The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the IPC Acquisition. The purchase price on the date of the IPC Acquisition exceeded the fair market value of the net assets acquired by approximately $77.3 million and was recorded as goodwill on the consolidated balance sheet. The factors that contributed to a purchase price that resulted in the recognition of goodwill include the market leading position of IPC Information Systems, Inc. in the turret industry and its ability to generate significant income from operations and cash flows from operating activities.

Condensed Balance Sheet

Current assets	$153,732
Property, plant and equipment, net	21,163
Intangible assets, net	216,000
Goodwill	77,310
Other long-term assets	549

Total assets acquired	468,754

Current liabilities	102,666
Deferred tax liability	12,430
Other long-term liabilities	3,358

Total liabilities assumed	118,454

Net assets acquired	$350,300

     The IPC Acquisition was accounted for as a purchase. The purchase price allocation as presented is preliminary, as it is subject to adjustment for the working capital, assumed tax liabilities, and other purchase price obligations that are impacted by the Global Crossing bankruptcy filing. The following represents the preliminary allocation of the excess of the purchase price over the historical cost of the net tangible assets acquired at the date of the purchase:

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

     In connection with the IPC Acquisition, the Company recorded the following amounts to reflect the purchase price allocation described above (in thousands):

Goodwill	$69,427
Fair value increase to inventory	34,300
Identified intangibles:
Customer relationships	153,000
Technology	45,000
Tradenames	18,000
Deferred taxes	(14,360)

Net impact of purchase accounting adjustments	$305,367

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

     The following table reflects the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets included in the consolidated balance sheets as of the dates indicated:

	Predecessor

	September 30,	December 31,	September 30,
(in thousands)	2001	2001	2002

Intangible assets:
Amortized intangible assets:
Technology	$35,940	$45,000	$45,000
Customer relationships	108,904	153,000	154,030
Effect of currency translation adjustments	—	—	2,754
Accumulated amortization-technology	(6,632)	(184)	(5,014)
Accumulated amortization-customer relationships	(14,066)	(215)	(6,100)

Net carrying amount	$124,146	$197,601	$190,670

Non-amortized intangible assets:
Goodwill	$185,033	$77,310	$70,636
Tradenames	15,867	18,000	18,000
Effect of currency translation adjustments	—	—	2,105
Assembled workforce	12,617	—	—

Net carrying amount	$213,517	$95,310	$90,741

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

     As of September 30, 2002, the Company has recognized deferred tax assets related to its US federal and state net operating loss carryforwards of approximately $8.9 million. In determining whether it is more likely than not that the Company will realize the benefits of the net deferred tax assets from US operations, the Company considered all available evidence, both positive and negative. The principal factors that led the Company to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002 reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by the Company and Global Crossing, also generates deductions for income tax purposes); (2) US results of operations for fiscal 2003, 2004 and subsequent years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (3) the Company’s conclusion that the net US deferred tax assets were generated by an event (the Company’s purchase of IPC Information Systems in December 2001), rather than a continuing condition.

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

10.5	Network Services, Channel Sales and Transition Services Agreement, dated December 20, 2001, among the Company, IPC Information Systems, Inc., Asia Global Crossing, IPC Trading Systems Australia Pty Ltd., Asia Global Crossing Asia Pacific Commercial Ltd., Global Crossing Limited and Global Crossing Telecommunications, Inc. (incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

10.6	Amendment dated as of July 3, 2002 among IPC Acquisition Corp., IPC Information Systems, Inc., IPC Information Systems Australia Pty Ltd, Asia Global Crossing Asia Pacific Commercial Ltd., Global Crossing Limited and Global Crossing Telecommunications Inc., to the Network Services, Channel Sales and Transition Services Agreement dated as of December 20, 2001 (incorporated by reference to exhibit 10.1 to the Company’s quarterly report for the quarterly period ended June 30, 2002).

10.7	Form of Change In Control Agreement (incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

10.8	Form of Change In Control Waiver Agreement.

10.9	2002 Stock Option Plan, dated February 15, 2002 (incorporated by reference to exhibit 10.7 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

10.10	Key Employee Equity Investment Plan, dated February 15, 2002 (incorporated by reference to exhibit 10.8 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

10.11	Settlement and Rejection Agreement, dated March 13, 2003, among IPC Acquisition Corp., Global Crossing Ltd., and Global Crossing North America Holdings Inc.

12.1	Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries (incorporated by reference to exhibit 21.1 to the Company’s Registration Statement on Form S-4 (No. 333-82540)).

*23.1	Consent of Ernst & Young LLP, Independent Auditors.

23.2	Notice Regarding Consent of Arthur Andersen LLP.

*99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Reports on Form 8-K

The Company has filed no reports on Form 8-K during the period November 15, 2001 to September 30, 2002.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 6th day of June 2003.

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003	/s/ Greg Kenepp

Greg Kenepp President and Director

I, Timothy Whelan, certify that:

1.	I have reviewed this annual report on Form 10-K of IPC Acquisition Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003	/s/ Timothy Whelan

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