Form 10-Q/A
period 2003-03-31
IPC ACQUISITION CORP
filed 2003-07-10
CIK 1166720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

     IPC Acquisition Corp. filed its original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 with the Securities and Exchange Commission on May 15, 2003. In order to preserve the nature and character of the disclosures as of March 31, 2003, except as specifically amended in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on May 15, 2003. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s subsequent filings with the Commission.

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

     The Company was formed in November 2001 by a group led by Goldman Sachs Capital Partners 2000 or GSCP 2000, and other private equity funds affiliated with Goldman, Sachs & Co., to acquire IPC Information Systems, Inc. and Asia Global Crossing IPC Trading Systems Australia Pty. Ltd. The Company did not have any assets or operations prior to its acquisition of IPC Information Systems. On December 20, 2001, the Company purchased 100% of the common stock of IPC Information Systems, Inc. and 100% of the ordinary shares of Asia Global Crossing IPC Trading Systems Australia Pty. Ltd. from Global Crossing Ltd. and Asia Global Crossing, Ltd. and various of their affiliates. In addition, the Company acquired various assets owned by affiliates of Global Crossing and Asia Global crossing related to the operation of these businesses. Under the purchase agreement, the total purchase price for the shares and assets was $360.0 million, subject to various adjustments for working capital and customer advances. As a result of the IPC Information Systems Acquisition, the Company owns the leader in the turret industry, based on its base of approximately 110,000 turrets installed in trading positions worldwide.

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

     The IPC Information Systems Acquisition was financed with the net proceeds from the issuance of the outstanding senior subordinated notes, borrowings under the senior secured credit facilities and a common equity contribution of $140.0 million by a group led by GSCP 2000 and its affiliates. Under the terms of the purchase agreement,

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
March 31, 2003

approximately $20.8 million of the purchase price was not paid to Global Crossing at the closing. A portion of these deferred amounts was used to offset the Company’s payment of contingent equipment lease liabilities of former affiliates that the Company guaranteed. Through March 13, 2003, the Company had paid approximately $13.5 million of these contingent liabilities. On March 13, 2003, in connection with the settlement and rejection agreement that the Company entered into with Global Crossing, the Company was relieved of any obligation to make deferred purchase price payments to Global Crossing.

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

     The following table reflects the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets included in the condensed consolidated balance sheets as of the dates indicated:

	September 30,	March 31,
(dollars in thousands)	2002	2003

Intangible assets:
Amortized intangible assets:
Technology	$45,000	$45,000
Customer relationships	154,030	154,030
Effect of currency translation adjustments	2,754	3,195
Accumulated amortization-technology	(5,014)	(8,228)
Accumulated amortization-customer relationships	(6,100)	(10,036)

Net carrying amount	$190,670	$183,961

Non-amortized intangible assets:
Goodwill	$70,636	$68,193
Tradenames	18,000	18,000
Effect of currency translation adjustments	2,105	2,562

Net carrying amount	$90,741	$88,755

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

     As of March 31, 2003, the Company has recognized deferred tax assets related to its US federal and state net operating loss carryforwards of approximately $9.0 million. In determining whether it is more likely than not that the Company will realize the benefits of the net deferred tax assets from US operations at September 30, 2002, the Company considered all available evidence, both positive and negative. The principal factors that led the Company to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002 reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by the Company and Global Crossing, also generate deductions for income tax purposes); (2) US results of operations for fiscal 2003, 2004 and subsequent years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (3) the Company’s conclusion that the net US deferred tax assets were generated by an event (the Company’s purchase of IPC Information Systems, Inc.), rather than a continuing condition. As of March 31, 2003, no circumstances have arisen that would require the Company to change such conclusion.

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

Comparison of YTD 2003 to YTD 2002

     Net loss decreased by $16.9 million in YTD 2003 from YTD 2002 due in part to non-cash GAAP adjustments made to the fair value of our inventory related to our acquisition of IPC Information Systems in December 2001. The amount of inventory fair value adjustments included as cost of revenue for YTD 2002 was $23.9 million while there was no impact in YTD 2003. There will be no impact to net income in fiscal year 2003 and beyond for these adjustments. In addition, the net loss in YTD 2002 was unfavorably impacted by corporate related service charges from Global Crossing, which represents an allocation to IPC Information Systems, Inc. for the cost of services, such as treasury, payroll, tax compliance, legal and other professional fees, totaling $6.9 million as well as the decrease in revenue in YTD 2003 due to current economic conditions. For the 2003 fiscal year, we expect a return to net income primarily due to the completion of the inventory fair value adjustments charged to cost of revenue in FY 2002 and a reduction in selling, general and administrative costs due to the exclusion of the intercompany charges we received in the past from Global Crossing. We cannot predict when an economic recovery will occur in the financial community and likewise cannot predict whether, when and to what extent we will show increased revenue.

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

IPC Acquisition Corp.

Dated: July 10, 2003	By: /s/ TIMOTHY WHELAN
Timothy Whelan Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Certifications

I, Greg Kenepp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IPC Acquisition Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 10, 2003	/s/ GREG KENEPP Greg Kenepp President and Director

I, Timothy Whelan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IPC Acquisition Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 10, 2003	/s/ TIMOTHY WHELAN Timothy Whelan Chief Financial Officer