Form 10-Q
period 2003-06-30
IPC ACQUISITION CORP
filed 2003-08-14
CIK 1166720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________to________

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003

Common Stock, par value $0.01	14,724,380 shares

IPC ACQUISITION CORP.

INDEX

		Page

Part I. Financial Information:

Item 1. Financial Statements

A)	Condensed Consolidated Balance Sheets as of September 30, 2002 and June 30, 2003	1

B)	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and 2003, the period from October 1, 2001 to December 20, 2001, the period from November 15, 2001 (date of initial capitalization) to June 30, 2002, and the Nine Months ended June 30, 2003	2

C)	Condensed Consolidated Statements of Cash Flows for the period from October 1, 2001 to December 20, 2001, the period from November 15, 2001 (date of initial capitalization) to June 30, 2002, and the Nine Months ended June 30, 2003	3

D)	Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		24

Item 3. Quantitative and Qualitative Disclosure About Market Risk		40

Item 4. Controls and Procedures		40

Part II. Other Information:

Item 1. Legal Proceedings		41

Item 2. Changes in Securities and Use of Proceeds		41

Item 3. Defaults Upon Senior Securities		41

Item 4. Submission of Matters to a Vote of Security Holders		41

Item 5. Other Information		41

Item 6. Exhibits and Reports on Form 8-K		41

Signature		43

Part I — Financial Information:

Item 1. Financial Statements

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
(Unaudited)

	September 30,	June 30,
	2002	2003

Assets
Assets:
Cash	$25,294	$21,016
Restricted cash	7,272	—
Accounts receivable, net of allowance of $1,245 and $1,201, respectively	52,468	52,548
Inventories, net	22,218	43,367
Prepaid and other current assets	4,614	5,583

Total current assets	111,866	122,514
Property, plant and equipment, net	21,004	22,817
Goodwill	72,279	80,192
Intangible assets, net	209,132	200,800
Deferred financing costs, net	15,116	13,410
Other assets	835	811

Total assets	$430,232	$440,544

Liabilities and Stockholders’ Equity
Liabilities:
Current portion of long term debt	$6,460	$5,827
Accounts payable	4,530	4,953
Accrued expenses and other current liabilities	23,562	21,359
Current portion of deferred compensation	633	633
Income taxes payable	2,373	3,758
Customer advances on installation contracts	11,232	36,856
Deferred revenue on maintenance contracts	12,261	12,694
Current portion of guarantees on former parent obligations	—	1,353
Deferred purchase consideration	—	3,128
Deferred purchase price obligation	7,272	—

Total current liabilities	68,323	90,561
Term loan	64,602	46,619
Senior subordinated notes	150,000	150,000
Deferred taxes, net	7,190	4,657
Deferred compensation	3,119	3,049
Guarantees on former parent obligations	—	1,561

Total liabilities	293,234	296,447

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 14,060,000 and 14,724,380 shares issued and outstanding at September 30, 2002 and June 30, 2003, respectively	141	147
Paid in capital	140,159	145,846
Notes receivable for purchases of common stock	(383)	(392)
Accumulated deficit	(9,200)	(10,980)
Accumulated other comprehensive income	6,281	9,476

Total stockholders’ equity	136,998	144,097

Total liabilities and stockholders’ equity	$430,232	$440,544

The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

			Predecessor

			Period from	Period from
	Three Months	Three Months	October 1,	November 15,	Nine Months
	Ended	Ended	2001 to	2001 to	Ended
	June 30,	June 30,	December 20,	June 30,	June 30,
	2002	2003	2001	2002	2003

Revenue:
Product sales and installations	$37,087	$32,654	$35,691	$104,416	$89,224
Service	25,721	28,338	23,089	50,926	76,456

	62,808	60,992	58,780	155,342	165,680

Cost of goods sold (depreciation shown separately):
Product sales and installations	30,322	23,374	18,869	89,774	55,308
Service	13,617	14,488	13,953	28,675	39,417
Depreciation and amortization	248	556	216	535	1,152

	44,187	38,418	33,038	118,984	95,877

Gross profit	18,621	22,574	25,742	36,358	69,803

Research and development	3,847	2,784	3,519	7,962	8,447
Selling, general and administrative expense	10,352	11,384	17,110	21,247	30,856
Depreciation and amortization	4,535	4,738	10,521	9,414	14,267

Income (loss) from operations	(113)	3,668	(5,408)	(2,265)	16,233
Other income (expense):
Interest expense, net	(6,894)	(6,008)	(5,987)	(14,678)	(18,690)
Other income (expense), net	(92)	2,012	49	(64)	3,339

Income (loss) before income taxes	(7,099)	(328)	(11,346)	(17,007)	882
Income tax expense (benefit)	(1,714)	639	(318)	(4,930)	2,662

Net loss	$(5,385)	$(967)	$(11,028)	$(12,077)	$(1,780)

The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Predecessor

	Period from	Period from	Nine Months
	October 1, 2001 to	November 15, 2001	Ended
	December 20, 2001	to June 30, 2002	June 30, 2003

Cash flows from operating activities:
Net loss	$(11,028)	$(12,077)	$(1,780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,393	2,474	4,683
Amortization of intangibles	9,344	7,475	10,736
Amortization of deferred financing costs	—	1,564	2,016
Provision for doubtful accounts	1,018	445	248
Deferred income taxes	(4,761)	(8,368)	(2,533)
Employee deferred compensation charge	(19)	(46)	(70)
Changes in operating assets and liabilities:
Accounts receivables	4,702	25,223	2,146
Inventories	1,823	43,771	(21,149)
Prepaids and other current assets	(281)	(545)	(1,594)
Other assets	322	(16)	36
Accounts payable and accrued expenses	7,019	(9,520)	(9,049)
Income taxes payable	(988)	3,221	1,305
Customer advances and deferred revenue	9,326	(26,885)	26,057
Other liabilities	(2,623)	—	(9)

Net cash provided by operating activities	15,247	26,716	11,043

Cash flows from investing activities:
Capital expenditures	(1,902)	(2,785)	(3,851)
Proceeds from restricted cash account and other amounts in connection with Global Crossing settlement	—	—	9,419
Cash payments in connection with Global Crossing settlement	—	—	(5,200)
Cash payments for acquisitions	—	(345,746)	—
Cash acquired as a result of acquisitions	—	—	4,087

Net cash provided by (used in) investing activities	(1,902)	(348,531)	4,455

Cash flows from financing activities:
Repayments of intercompany borrowings	(15,134)	—	—
Principal repayments on term loan	—	(2,625)	(18,616)
Debt issuance costs for term loan amendment	—	—	(310)
Proceeds from term loan, net of issuance costs	—	98,600	—
Proceeds from senior subordinated notes, net of issuance costs	—	136,600	—
Proceeds from equity issuance, net	—	139,700	—

Net cash provided by (used in) financing activities	(15,134)	372,275	(18,926)

Effect of exchange rate changes on cash	(1,996)	1,180	(850)

Net increase (decrease) in cash	(3,785)	51,640	(4,278)
Cash, beginning of period	4,536	—	25,294

Cash, end of period	$751	$51,640	$21,016

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Income taxes	$1,338	$234	$4,320

Interest	$66	$12,830	$21,403

Supplemental disclosures of non-cash investing activities:
Value of common stock issued for the Gains acquisition			$5,693

The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

1.	Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of IPC Acquisition Corp. (the “Company”) and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States for annual financial reporting and should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K/A amendment for the fiscal year ended September 30, 2002, as filed with the Securities and Exchange Commission on June 6, 2003.

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

     The unaudited condensed consolidated financial statements for the period from November 15, 2001 (date of initial capitalization) to June 30, 2002 and the three and nine months ended June 30, 2003 include the accounts of the Company and its wholly owned subsidiaries. The principal activity of the Company consists of the December 20, 2001 acquisition of the Predecessor (the “IPC Information Systems Acquisition”), and the results of operations of the acquired business from such date through June 30, 2003. Intercompany balances and transactions have been eliminated.

Revenue Recognition

     Revenue from product sales and installation is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes, commonly known as MACs, to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from the Company’s newly acquired Gains International (US) Inc. and Gains International (Europe) Limited division (collectively “Gains”), which provides voice and data services to the financial community, is billed in advance and recorded ratably (on a monthly basis) over the contractual period, which is usually one year.

Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. For the period from October 1, 2001 to December 20, 2001, goodwill was amortized on a straight-line basis over the periods benefited, principally 10 years, and resulted in amortization of $4.7 million for such period.

     The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) “Goodwill and Other Intangible Assets” effective upon the IPC Information Systems Acquisition and, in accordance with SFAS No. 142, there is no amortization of goodwill and intangible assets that have indefinite useful lives for the period from November 15, 2001 to June 30, 2002 and the three and nine months ended June 30, 2003. However, such assets are tested for impairment at least annually using the two-step process specifically provided in the statement. Other intangible assets are carried at cost. Technology and customer lists are amortized over the estimated useful lives of 7 and 20 years, respectively. Trade name has been deemed to have an indefinite life and will not be subject to amortization expense, but instead is subject to annual impairment tests in accordance with the provisions of SFAS No. 142. In determining that the trade name has an indefinite life, the Company considered the following factors: the ongoing active use of its trade name, which is directly associated with its market leading position in the turret

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

business, the lack of any legal, regulatory or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on its trade name generated by its other ongoing business activities (including marketing and development of new technology and new products) and its commitment to products branded with its trade name over its 30 year history. The Company’s acquired trade name has significant market recognition and the Company expects to derive benefits from the use of such asset beyond the foreseeable horizon.

     The Company believes the recorded values of goodwill and trade name at June 30, 2003 in the amounts of $80.2 million and $18.8 million, respectively, are fully recoverable. The Company’s annual impairment test is performed in the fourth quarter of each fiscal year.

Stock-Based Compensation

     As permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee option plans. Under APB 25, no compensation expense is recognized at the time of an option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of the grant and the number of shares to be issued pursuant to the exercise of such options are fixed on the date of the grant.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions for the three months ended June 30, 2003 and June 30, 2002: weighted-average risk-free interest rate of 2.1% and 3.5%, respectively; no dividends; weighted-average volatility factor of the expected market price of the Company’s common stock of 90% and 74.2%, respectively, and a weighted-average expected life of the options of 4 and 5 years, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over their vesting periods. The weighted-average grant date fair value of options granted during the three and nine months ended June 30, 2003 was $4.62. The Company’s pro forma net loss for all periods are shown below. These amounts may not necessarily be indicative of the pro forma effect of SFAS 123 for future periods in which options may be granted.

     The Company recorded no compensation expense under APB 25 for the periods presented. If the Company elected to recognize compensation expense based on the fair value of the options granted at grant date, as prescribed by SFAS 123, net loss would have been adjusted to the pro forma amounts indicated in the table below:

			Predecessor

			Period from	Period from
	Three Months	Three Months	October 1,	November 15,	Nine Months
	Ended	Ended	2001 to	2001 to	Ended
	June 30,	June 30,	December 20,	June 30,	June 30,
(dollars in thousands)	2002	2003	2001	2002	2003

Reported net loss	$(5,385)	$(967)	$(11,028)	$(12,077)	$(1,780)
Add back total stock-based employee compensation determined under APB 25 intrinsic value method, net of tax	—	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(140)	(160)	—	(140)	(531)

Net loss, pro forma	$(5,525)	$(1,127)	$(11,028)	$(12,217)	$(2,311)

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

Effects of Recently Issued Accounting Standards

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which requires entities to record the fair value of the estimated liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes an amount equal to the present value of the estimated liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company adopted SFAS 143 on October 1, 2002. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which nullified EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

     In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes”. The Company is still assessing the impact of the adoption of EITF 00-21, but does not believe it will have a material impact on its condensed consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

periods ending after December 15, 2002, and the Company has adopted those requirements for its financial statements included in this Form 10-Q. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company applied FIN 45 in connection with the March 13, 2003 settlement and rejection agreement with Global Crossing (see Note 2). The Company has reflected the fair value of guarantees on behalf of Global Crossing in its June 30, 2003 condensed consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002, and are included in these condensed consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPE’s) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 become effective for the Company during the fourth quarter of the Company’s 2003 fiscal year. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. We are currently evaluating the provisions of FIN 46, but do not believe the adoption will have a significant impact on the Company’s condensed consolidated financial statements. In connection with the Purple Voice transaction (see Note 12), the guidance in FIN 46 will require the Company to consolidate Purple Voice into the condensed consolidated financial statements starting August 1, 2003.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133). SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively, with the exception of certain SFAS No. 133 implementation issues that were effective for all fiscal quarters prior to June 15, 2003. Any such implementation issues should continue to be applied in accordance with their respective effective dates. The adoption of SFAS 149 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have an impact on the Company’s condensed consolidated financial statements.

Comprehensive Loss

     The balance sheets and statements of operations of the Company’s foreign operations are measured using the local currency as the functional currency. Assets and liabilities of these foreign operations are translated at the period-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the period. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive (loss) income.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

			Predecessor

			Period from	Period from
	Three Months	Three Months	October 1,	November 15,
	Ended	Ended	2001 to	2001 to	Nine Months
	June 30,	June 30,	December 20,	June 30,	Ended
(dollars in thousands)	2002	2003	2001	2002	June 30, 2003

Reported net loss	$(5,385)	$(967)	$(11,028)	$(12,077)	$(1,780)
Translation adjustment, net of tax	1,395	1,857	(1,238)	743	2,013

Total comprehensive (loss) income	$(3,990)	$890	$(12,266)	$(11,334)	$233

2.	Acquisitions

The IPC Information Systems Acquisition

     The Company was formed in November 2001 by a group led by Goldman Sachs Capital Partners 2000, or GSCP 2000, and other private equity funds affiliated with Goldman, Sachs & Co. to acquire IPC Information Systems, Inc. and Asia Global Crossing IPC Trading Systems Australia Pty. Ltd. The Company did not have any assets or operations prior to its acquisition of IPC Information Systems. On December 20, 2001, the Company purchased 100% of the common stock of IPC Information Systems, Inc. and 100% of the ordinary shares of Asia Global Crossing IPC Trading Systems Australia Pty. Ltd. from Global Crossing and Asia Global Crossing, Ltd. and various of their affiliates. In addition, the Company acquired various assets owned by affiliates of Global Crossing and Asia Global Crossing related to the operation of these businesses. Under the purchase agreement, the total purchase price for the shares and assets was $360.0 million, subject to various adjustments for working capital and customer advances. As a result of the IPC Information Systems Acquisition, the Company owns the leader in the turret industry, based on its base of approximately 110,000 turrets and related equipment installed in trading positions worldwide.

     The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the IPC Information Systems Acquisition. The purchase price on the date of the IPC Information Systems Acquisition exceeded the fair market value of the net assets acquired by approximately $77.3 million and was recorded as goodwill on the consolidated balance sheet. The factors that contributed to a purchase price that resulted in the recognition of goodwill include the market leading position of IPC Information Systems, Inc. in the turret industry and its ability to generate significant income from operations and cash flows from operating activities.

Condensed Balance Sheet (dollars in thousands)
Current assets	$153,732
Property, plant and equipment	21,163
Intangible assets	216,000
Goodwill	77,310
Other long-term assets	549

Total assets acquired	468,754

Current liabilities	102,666
Deferred taxes	12,430
Other long-term liabilities	3,358

Total liabilities assumed	118,454

Net assets acquired	$350,300

     The IPC Information Systems Acquisition was accounted for using the purchase method of accounting in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS 141”). The following represents the allocation of the excess of the purchase price over the historical cost of the net tangible assets acquired at the date of the purchase:

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

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

     In connection with the settlement and rejection agreement with Global Crossing, the goodwill account has been reduced by $2.1 million from the amount recorded at September 30, 2002. This reduction to the goodwill account reflects the transfer of $7.3 million of restricted cash to cash and tax refunds in the amount of $2.2 million received from Global Crossing pursuant to the settlement and rejection agreement aggregating $9.5 million and $0.9 million of other net items and are partially offset by the payment of $5.2 million cash to a new escrow account pursuant to the settlement and rejection agreement and the assumption of $3.2 million of liabilities associated with pre-existing guarantees of real estate obligations that the Company may be required to pay if Global Crossing fails to do so. As a result of the settlement and rejection agreement, the Company may no longer offset any payments relating to those guarantees from the payment by the Company to Global Crossing of any portion of the deferred purchase price. The September 30, 2002 goodwill balance of $72.3 million decreased $5.0 million from the amount initially recorded at December 20, 2001 of $77.3 million, primarily due to working capital adjustments to the purchase price and a reduction of certain estimated assumed and contingent liabilities, which were offset by the acquisition of the Hitachi Ltd. customer base and related assets on March 29, 2002 and foreign exchange adjustments related to the allocation of goodwill to the Company’s foreign operating units.

     The IPC Information Systems Acquisition was accounted for by the purchase method and acquired intangible assets were recognized apart from goodwill in accordance with SFAS 141. The purchase price, as adjusted for the working capital adjustments and the March 13, 2003 settlement and rejection agreement, exceeded the fair value of the net assets acquired by approximately $67.0 million. This excess has been recorded in the accompanying consolidated balance sheet as goodwill and has not been amortized in accordance with SFAS No.142. SFAS No.142 eliminates the requirement to amortize goodwill and intangible assets that have indefinite useful lives. However, it requires that such assets be tested for impairment at least annually using the guidance specifically provided in the statement. Accordingly, the Company’s consolidated financial statements for periods subsequent to the IPC Information Systems Acquisition are not comparable to any Predecessor period.

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

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

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

     Prior to the completion of the IPC Information Systems Acquisition, the Company leased six floors at 67-73 Worship Street, London, England at an annual rate of approximately £565,000, or $932,000, assuming an exchange rate of £1 to $1.6503. Of these six floors, the Company uses one floor for office space and an affiliate of Global Crossing uses five floors for telecommunications and networking equipment. Under the lease, which expires in 2010, the Company remains liable to the landlord for all six floors. Pursuant to the purchase agreement with Global Crossing, the Company entered into a sublease for a portion of these premises with an affiliate of Global Crossing and the landlord has consented to that sublease. Through June 30, 2003, Global Crossing’s affiliate has made all of its required sublease payments.

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

     On July 11, 2002, the bankruptcy court entered an order authorizing Global Crossing and its related subsidiaries to assume the network services, channel sales and transition services agreement, as amended. Under the amendment, certain of IPC Information Systems, Inc.’s obligations under the agreement, including the non-compete restrictions, have been suspended until the effective date of a plan of reorganization under applicable bankruptcy laws of Global Crossing and its related subsidiaries. Following the emergence of Global Crossing and its related subsidiaries from its bankruptcy reorganization, under the terms of the agreement, as amended, IPC Information Systems, Inc. will be permitted to continue to perform any activity or provide any service that would be prohibited by the non-compete restriction so long as that activity or service was commenced while the non-compete restriction was suspended or that activity or service is performed pursuant to a definitive agreement entered into while the non-compete was suspended.

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

     On March 13, 2003, the Company entered into a settlement and rejection agreement with Global Crossing. Pursuant to the settlement and rejection agreement, all of the remaining obligations under the purchase agreement relating to the IPC Information Systems Acquisition were terminated, including Global Crossing’s obligation to pay any portion of the deferred purchase price and Global Crossing’s obligation to indemnify the Company for specific tax liabilities. In addition, the Company and Global Crossing mutually released each other for all prior claims. The bankruptcy court entered an order on March 14, 2003 approving the settlement and rejection agreement.

     Under the terms of the settlement and rejection agreement, the Company deposited $5.2 million in a new escrow account. Global Crossing received $3.2 million from the escrow account upon the filing of certain tax returns. Global Crossing will receive the remaining $2.0 million from the escrow account after a $2.0 million irrevocable letter of credit is issued on behalf of the Company. The Company will have the right to draw on that letter of credit in the event Global Crossing’s affiliate fails to make any payments due to the Company pursuant to the sublease for office space at 67-73 Worship Street in London, England.

     The Company believes that all tax returns required to be filed in respect of IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition have now been filed. These returns consist of consolidated tax returns with Global Crossing, and, where required by law, separate tax returns for IPC Information Systems, Inc. and/or its subsidiaries.

     As a result of the termination of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying the Company for tax liabilities that may be imposed upon

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

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

     As part of the settlement and rejection agreement, the Company also entered into a second amendment to the network services, channel sales and transition services agreement. Under the second amendment, the Company no longer has any obligation to market or resell Global Crossing’s channel network services to its customers. In addition, the restrictions on the Company’s ability to compete with Global Crossing will terminate on June 20, 2004 (instead of December 20, 2004), or, on June 20, 2003 (instead of December 20, 2003) in connection with a business combination transaction with an unrelated third party that is or becomes a competitor of Global Crossing. Finally, pursuant to the settlement and rejection agreement, the Company will be permitted to use any other provider of network services for its own internal purposes provided its aggregate annual payments to Global Crossing and their subsidiaries is at least $48,000. Neither this second amendment nor the first amendment to the network services, channel sales and transition services agreement was signed by Asia Global Crossing Asia Pacific Commercial, Ltd., a former Global Crossing affiliate that was an original signatory to this agreement. Accordingly, with respect to Asia Global Crossing Asia Pacific Commercial, Ltd., the non-compete restrictions contained in the original network services, channel sales and transition services agreement have not been suspended and the Company’s ability to engage in certain new lines of business activities in Asia is restricted.

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

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

Gains Acquisition

     On April 30, 2003, the Company exercised its option to purchase Gains from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., who own substantially all of the Company’s common stock, for 664,380 shares of common stock valued at approximately $5.7 million plus the assumption of deferred consideration of $3.1 million and earn-out commitments up to a maximum of approximately $9.9 million dollars based on current exchange rates. With the acquisition of Gains, the Company will now offer voice and data services to the financial services community. This transaction follows the simultaneous completion of a transaction involving the sale of Gains International (US) Inc., Gains International (Europe) Limited and Gains International Asia Holdings Limited to entities formed by GSCP 2000, and its affiliates.

     The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition. The purchase price on the date of the acquisition exceeded the fair market value of the net assets acquired by approximately $8.7 million and was recorded as goodwill on the consolidated balance sheet. The primary factor that contributed to a purchase price that resulted in the recognition of goodwill is the potential ability of Gains to generate income from operations and cash flows from operating activities in the future.

Condensed Balance Sheet (dollars in thousands)
Current assets	$6,280
Property, plant and equipment	2,645
Goodwill	8,715
Other long-term assets	12

Total assets acquired	17,652

Current liabilities	8,831
Deferred purchase consideration	3,128

Total liabilities assumed	11,959

Net assets acquired	$5,693

     The acquisition of Gains was accounted for as a purchase and accordingly, the Company’s results of operations include the operating results of Gains from the date of purchase. The following table represents the preliminary allocation of the excess of the purchase price over the historical cost of the net tangible assets acquired at the date of the purchase:

(dollars in thousands)
Common stock issued at closing	$5,693
Deferred purchase consideration	3,128
Estimated transaction costs	1,703

Total consideration	10,524
Historical cost of net tangible assets acquired	(1,809)

Excess of purchase price over net tangible assets acquired	$8,715

Allocation of excess purchase price:
Goodwill (subject to adjustment based upon appraisal and earn-out)	$8,715

     Set forth below is the unaudited pro forma combined results of operations of the Company for the three months ended June 30, 2002 and 2003, the period from October 1, 2001 to December 20, 2001, the period from November 15, 2001 to June 30, 2002 and the nine months ended June 30, 2003, respectively, assuming the Gains acquisition occurred as of the beginning of each period.

     The unaudited pro forma combined financial information is presented for informational purposes only and does not purport to represent the results of operations of the Company for the periods described above had the acquisition of Gains occurred as of the beginning of the period, or to project the results for any future period.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

			Predecessor

			Period from	Period from
	Three Months	Three Months	October 1,	November 15,	Nine Months
	Ended	Ended	2001 to	2001 to	Ended
	June 30,	June 30,	December 20,	June 30,	June 30,
(dollars in thousands)	2002	2003	2001	2002	2003

Revenue	$66,533	$62,940	$61,648	$162,530	$178,221
Net loss	$(6,187)	$(1,020)	$(11,464)	$(13,638)	$(2,853)

3.	Inventories

	September 30,	June 30,
(dollars in thousands)	2002	2003

Components and manufacturing work in process	$6,091	$7,749
Inventory on customer sites awaiting installation	8,025	28,493
Parts and maintenance supplies	8,102	7,125

	$22,218	$43,367

4.	Goodwill and Intangible Assets

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

			Predecessor

			Period from	Period from
	Three Months	Three Months	October 1,	November 15,	Nine Months
	Ended	Ended	2001 to	2001 to	Ended
	June 30,	June 30,	December 20,	June 30,	June 30,
(dollars in thousands)	2002	2003	2001	2002	2003

Reported net loss	$(5,385)	$(967)	$(11,028)	$(12,077)	$(1,780)
Add back goodwill amortization, net of tax	—	—	2,978	—	—
Add back indefinite lived intangible
assets amortization, net of tax	—	—	950	—	—

Adjusted net loss	$(5,385)	$(967)	$(7,100)	$(12,077)	$(1,780)

     The following table reflects the changes in goodwill for the nine months ended June 30, 2003:

June 30,
(dollars in thousands)	2003

Balance at October 1, 2002	$72,279
Additions	8,715
Write-offs	—
Foreign exchange	1,641
Reductions	(2,443)

Balance at June 30, 2003	$80,192

     The following table reflects the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets included in the condensed consolidated balance sheets as of the dates indicated:

	September 30,	June 30,
(dollars in thousands)	2002	2003

Intangible assets:
Amortized intangible assets:
Technology	$45,000	$45,000
Customer relationships	154,030	154,030
Effect of currency translation adjustments	2,754	4,793
Accumulated amortization-technology	(5,014)	(9,835)
Accumulated amortization-customer relationships	(6,100)	(12,015)

Net carrying amount	$190,670	$181,973

Non-amortized intangible assets:
Goodwill	$70,636	$76,908
Trade name	18,000	18,000
Effect of currency translation adjustments	2,105	4,111

Net carrying amount	$90,741	$99,019

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

     Amortization expense for those intangible assets required to be amortized under SFAS No.142 was $3.5 million, $3.6 million, $7.5 million, and $10.7 million for the three months ended June 30, 2002 and 2003, the period from November 15, 2001 to June 30, 2002 and the nine months ended June 30, 2003, respectively.

     Amortization expense prior to the adoption of SFAS No.142 was $9.3 million for the period from October 1, 2001 to December 20, 2001.

     Estimated annual amortization expense for fiscal year 2003 and each of the four succeeding fiscal years for identifiable intangible assets required to be amortized under SFAS 142 are as follows:

(dollars in thousands):
2003	$14,344
2004	14,344
2005	14,344
2006	14,344
2007	14,344

5.	Accrued Expenses and Other Current Liabilities

	September 30,	June 30,
(dollars in thousands)	2002	2003

Accrued compensation and benefits	$7,719	$5,091
Warranty reserves	2,159	1,400
Sales taxes payable	1,267	1,533
Job accruals	1,867	2,476
Accrued transaction costs	651	1,162
Accrued interest	5,072	760
Accrued carrier costs	—	3,301
Other accruals	4,827	5,636

	$23,562	$21,359

6.	Long Term Debt

Senior Secured Credit Facilities

     On December 20, 2001, the Company entered into the senior secured credit facilities with a group of lenders comprised of (i) a $105.0 million term loan with a variable interest rate (7.5% at June 30, 2003) and (ii) a $15.0 million revolving credit facility. The maturity date of the loans is December 31, 2006. The senior secured credit facilities are guaranteed by the Company’s domestic subsidiaries. These subsidiary guarantees are both full and unconditional, as well as joint and several. The Company had no outstanding borrowings under the revolving credit facility at June 30, 2003. However, the amount available to the Company at June 30, 2003 under the revolving credit facility is reduced by outstanding letters of credit of $4.3 million, thereby reducing the amount available for borrowing under the revolving credit facility to $10.7 million.

     As required under the terms of the senior secured credit facilities, the Company made mandatory excess free cash flow repayments of $30.0 million and $0.8 million on September 30, 2002 and December 29, 2002, respectively, based upon 75% of the Company’s excess cash flow for the period ended September 30, 2002. Excess cash flow is defined in the Company’s credit agreement, as amended, as: (1) the sum of net income, interest expense, provisions for taxes, depreciation expense, amortization expense, other non-cash items affecting net income, and to the extent included in calculating net income, expenses incurred by the Company in connection with the first amendment to the credit agreement, plus (2) a working capital adjustment, less (3) repayments of debt, capital expenditures, cash interest expense and provisions for taxes based on income. There is no required amortization on the revolving credit facility, and no amounts are outstanding on such facility at June 30, 2003.

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

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

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

     On March 3, 2003, the Company voluntarily prepaid $14.0 million of its term loan under the senior secured credit facilities. In addition, the Company completed an amendment to its senior secured credit facilities that modifies the senior secured leverage, total leverage, interest coverage and capital expenditures covenants in the credit agreement to less restrictive amounts and secures consent from the Company’s lenders for the acquisition of the shares of Gains International (US) Inc. and Gains International (Europe) Limited (see Note 2).

     As of June 30, 2003, the remaining annual principal payments required under the term loan (excluding mandatory prepayments of 75% of any future excess free cash flow amounts), by fiscal year, are as follows (in thousands):

2003	$1,457
2004	5,827
2005	5,827
2006	29,865
2007	9,470

$52,446

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

     The indenture governing the senior subordinated notes contains covenants that impose significant restrictions on the Company. These restrictions include limitations on the ability of the Company and its restricted subsidiaries to: incur indebtedness or issue preferred shares; pay dividends; make distributions in respect of capital stock or make other restricted payments; create liens; agree to payment restrictions affecting restricted subsidiaries; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

7.	Employee Benefit Plans

2002 Stock Option Plan

     In February 2002, the Company adopted the 2002 Stock Option Plan. The option plan provides for the grant of options to purchase shares of the Company’s common stock to selected employees, officers, consultants and directors. The purpose of the option plan is to provide an incentive to employees, officers, consultants and directors to devote their abilities and industry to the Company’s success. The maximum number of shares that may be made the subject of options granted under the option plan is

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

1,150,000. The Company granted 769,550 stock options in May 2002 and an additional 288,650 stock options in April 2003 with an option price of $10 per share. For each of the grant dates, the fair value of the Company’s common stock was the same or below the option price. The Company accounts for these options pursuant to APB Opinion No. 25 “Accounting for Stock Options Issued to Employees.” Accordingly, no compensation expense was recognized for these grants.

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

     Stock option transactions for the period from October 1, 2002 to June 30, 2003 are as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at September 30, 2002	751,025	$10.00
Granted	288,650	$10.00
Exercised	—	—
Cancelled	(54,894)	$10.00

Outstanding at June 30, 2003	984,781	$10.00

     Of the total stock options outstanding, 174,033 stock options were exercisable at June 30, 2003. The amount of additional stock options available to be granted pursuant to the option plan was 165,219 at June 30, 2003.

Key Employee Equity Investment Plan

     In February 2002, the Company adopted the Key Employee Equity Investment Plan. Under the plan, certain key employees, officers and directors may be given the opportunity to purchase shares of the Company’s common stock at its current fair market value. The plan is administered by the compensation committee of the Company’s board of directors, which determines the individuals who may participate in the plan, the number of shares offered to each participant and the terms and conditions of each offer. Up to 100,000 shares in the aggregate may be sold under the plan. The shares are subject to certain transfer restrictions. Prior to the adoption of the Sarbanes-Oxley Act in July 2002, all participants were permitted to pay for up to two-thirds of the purchase price with a promissory note that is secured by the purchased shares. Since the adoption of the Sarbanes-Oxley Act, certain participants may no longer be permitted to purchase shares under the plan with such promissory notes. Through September 30, 2002, 60,000 shares were purchased under the plan by certain directors, officers and other key employees. To date, no shares have been purchased by such directors, officers and other key employees in fiscal year 2003. Promissory notes received by the Company for shares purchased by directors, officers and other key employees of the Company, prior to the adoption of the Sarbanes-Oxley Act, totaled $0.4 million.

8.	Commitments and Contingencies

Warranties

     The Company records a reserve for future warranty costs based on current unit sales, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The adequacy of the recorded

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

warranty liabilities is assessed each quarter and adjustments are made as necessary. The specific terms and conditions of the warranties vary depending on the products sold and the countries in which the Company does business. Changes in the warranty liability during the period are as follows:

(dollars in thousands)
Balance at September 30, 2002	$2,159
Warranty accrual	1,186
Material and labor usage	(1,945)

Balance at June 30, 2003	$1,400

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

     The Company remains a guarantor of certain real estate lease obligations on behalf of Global Crossing including the sublease for office space at 67-73 Worship Street in London, England. These guaranties will expire in November 2004 and December 2005. These obligations were entered as a result of Global Crossing’s ownership of the Company and the Company is responsible for any payments if Global Crossing fails to make the required payments under the lease agreements. However, under the settlement and rejection agreement, $2.0 million has been placed in an escrow account pending the issuance of an irrevocable letter of credit from Global Crossing to the Company as beneficiary in the event that Global Crossing fails to make the required payments under the Worship Street sublease. The fair value of these guaranties is $4.9 million, reduced by the $2.0 million escrow amount, and such amount has been recorded on the Company’s consolidated balance sheet. The maximum potential future payments the Company could be required to make under these obligations is $5.2 million. Through June 30, 2003, Global Crossing’s affiliate has made all of the required Worship Street sublease payments.

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

     The Company’s effective tax rates for the three and nine month periods ended June 30, 2003 were (194.8%) and 301.8%, respectively, compared to 24.1%, 2.8% and 29.0% for the three months ended June 30, 2002, the period from October 1, 2001 to December 20, 2001 and the period from November 15, 2001 to June 30, 2002, respectively.

     The Company’s effective tax rate reflects the Company’s foreign, federal and state taxes, the non-deductibility of foreign losses for federal tax purposes, the non-deductibility of certain expenses and, for fiscal year 2003, taxable income at several of the Company’s foreign subsidiaries, which, combined with the lower absolute amount of pre-tax income for the 2003 periods as compared to the absolute amount of pre-tax loss for the 2002 periods, generates a more significant impact on the Company’s effective tax rate.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

     As of June 30, 2003, the Company has recognized deferred tax assets related to its US federal and state net operating loss carryforwards of approximately $9.3 million. In determining whether it is more likely than not that the Company will realize the benefits of the net deferred tax assets from US operations, the Company considered all available evidence, both positive and negative. The principal factors that led the Company to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002 reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by the Company and Global Crossing, also generate deductions for income tax purposes); (2) US results of operations for subsequent fiscal years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (3) the Company’s conclusion that the net US deferred tax assets were generated by an event (the Company’s purchase of the business), rather than a continuing condition. As of June 30, 2003, no circumstances have arisen that would require the Company to change such conclusion.

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

     The Company’s operations include the Trading Systems, Information Transport Systems, or I.T.S., and the Gains divisions. Trading Systems reports sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installations.” It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from MACs to existing turret system installations as “Service.” I.T.S. reports revenue from the design, integration and implementation of cabling infrastructure projects, including local and wide area networks, and from the sales of intelligent network products, such as hubs, bridges and routers, as “Product sales and installations.” It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks, as “Service.” Revenue from the Gains division, which provides voice and data services to the financial community, is billed in advance and recorded ratably (on a monthly basis) over the contractual period, which is usually one year, as “Service”. The Company’s primary measures to evaluate performance are direct margin and income from operations. For the period from November 15, 2001 to June 30, 2002, goodwill and total assets have been reclassified from prior filings to reflect the final purchase accounting allocation of goodwill between the Trading Systems and I.T.S. divisions.

	Predecessor

	Trading
Period from October 1, 2001 to December 20, 2001	Systems	I.T.S.	Consolidated

	(dollars in thousands)
Revenue:
Product sales and installations	$27,444	$8,247	$35,691
Service	18,795	4,294	23,089

Total revenue	46,239	12,541	58,780
Direct margin	28,690	2,734	31,424
Depreciation and amortization	10,729	8	10,737
Income (loss) from operations	(6,498)	1,090	(5,408)
Interest income (expense), net	(5,987)	—	(5,987)

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

	Predecessor

	Trading
Period from October 1, 2001 to December 20, 2001 (cont.)	Systems	I.T.S.	Consolidated

	(dollars in thousands)
Other income (expense), net	49	—	49
Income (loss) before income taxes	(12,436)	1,090	(11,346)
Income tax benefit	(318)	—	(318)
Goodwill, net	$180,328	$—	$180,328
Total assets	$350,787	$29,179	$379,966
Capital expenditures	$1,897	$5	$1,902

	Trading
Period from November 15, 2001 to June 30, 2002	Systems	I.T.S.	Consolidated

	(dollars in thousands)
Revenue:
Product sales and installations	$88,512	$15,904	$104,416
Service	44,348	6,578	50,926

Total revenue	132,860	22,482	155,342
Direct margin	46,326	4,013	50,339
Depreciation and amortization	9,733	216	9,949
Income (loss) from operations	(2,635)	370	(2,265)
Interest income (expense), net	(14,678)	—	(14,678)
Other income (expense), net	(64)	—	(64)
Income (loss) before income taxes	(17,377)	370	(17,007)
Income tax benefit	(4,930)	—	(4,930)
Goodwill	$70,731	$1,408	$72,139
Total assets	$444,727	$22,024	$466,751
Capital expenditures	$2,766	$19	$2,785

	Trading
For the Nine Months Ended June 30, 2003	Systems	I.T.S.	Gains	Consolidated

		(dollars in thousands)
Revenue:
Product sales and installations	$63,068	$26,156	$—	$89,224
Service	65,056	7,400	4,000	76,456

Total revenue	128,124	33,556	4,000	165,680
Direct margin	80,096	4,431	1,760	86,287
Depreciation and amortization	14,985	180	254	15,419
Income (loss) from operations	16,557	17	(341)	16,233
Interest income (expense), net	(18,695)	—	5	(18,690)
Other income (expense), net	3,331	—	8	3,339
Income (loss) before income taxes	1,193	17	(328)	882
Income tax provision	2,604	—	58	2,662
Goodwill	$70,362	$971	$8,859	$80,192
Total assets	$392,348	$29,352	$18,844	$440,544
Capital expenditures	$3,475	$19	$357	$3,851

11.	Guarantor Subsidiaries’ Financial Information

     Certain of the Company’s domestic restricted subsidiaries guarantee the senior secured credit facilities and the senior subordinated notes. These subsidiary guarantees are both full and unconditional, as well as joint and several. Information regarding the guarantors is as follows (in thousands):

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

Condensed Combining Statement of Operations	IPC	Guarantor	Non-Guarantor
For the Period October 1, 2001 to December 20, 2001	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Combined

Revenue	$—	$52,098	$13,777	$(7,095)	$58,780
Cost of goods sold	—	30,826	9,226	(7,014)	33,038

Gross profit	—	21,272	4,551	(81)	25,742
Other operating expenses	—	28,211	2,939	—	31,150

Income (loss) from operations	—	(6,939)	1,612	(81)	(5,408)
Interest income (expense) and other, net	—	(6,218)	280	—	(5,938)
Income tax provision (benefit)	—	639	(957)	—	(318)

Net income (loss)	$—	$(13,796)	$2,849	$(81)	$(11,028)

Condensed Combining Statement of Cash Flows	IPC	Guarantor	Non-Guarantor
For the Period October 1, 2001 to December 20, 2001	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Combined

Net cash provided by (used in) operating activities	$—	$19,702	$(4,455)	$—	$15,247
Capital expenditures	—	(1,875)	(27)	—	(1,902)

Net cash used in investing activities	—	(1,875)	(27)	—	(1,902)
Repayment of intercompany borrowings	—	(16,428)	1,294	—	(15,134)

Net cash (used in) provided by financing activities	—	(16,428)	1,294	—	(15,134)
Effect of exchange rate changes on cash	—	(1,076)	(920)	—	(1,996)

Net increase (decrease) in cash	—	323	(4,108)	—	(3,785)
Cash at beginning of period	—	(703)	5,239	—	4,536

Cash at end of period	$—	$(380)	$1,131	$—	$751

Condensed Consolidated Statement of Operations	IPC	Guarantor	Non-Guarantor
For the Period November 15, 2001 to June 30, 2002	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$133,922	$36,064	$(14,644)	$155,342
Cost of goods sold	—	109,158	23,386	(13,560)	118,984

Gross profit	—	24,764	12,678	(1,084)	36,358
Other operating expenses	—	32,053	6,570	—	38,623

Income (loss) from operations	—	(7,289)	6,108	(1,084)	(2,265)
Interest income (expense) and other, net	(14,720)	(168)	146	—	(14,742)
Income tax provision (benefit)	—	(6,196)	1,266	—	(4,930)

Net income (loss)	$(14,720)	$(1,261)	$4,988	$(1,084)	$(12,077)

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

Condensed Consolidated Statement of Cash Flows	IPC	Guarantor	Non-Guarantor
For the Period November 15, 2001 to June 30, 2002	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(2,772)	$1,767	$27,721	$—	$26,716
Capital expenditures	—	(1,819)	(966)	—	(2,785)
Payment for acquisitions, net of cash acquired and working capital adjustments	(350,246)	3,806	(57)	751	(345,746)

Net cash provided by (used in) investing activities	(350,246)	1,987	(1,023)	751	(348,531)
Proceeds from debt, net of issuance costs	235,200	—	—	—	235,200
Principal payments on debt	(2,625)	—	—	—	(2,625)
Proceeds from equity issuances, net	139,700	—	—	—	139,700

Net cash provided by financing activities	372,275	—	—	—	372,275
Effect of exchange rate changes on cash	—	—	1,180	—	1,180

Net increase in cash	19,257	3,754	27,878	751	51,640
Cash at beginning of period	—	(380)	1,131	(751)	—

Cash at end of period	$19,257	$3,374	$29,009	$—	$51,640

	IPC	Guarantor	Non-Guarantor
Condensed Consolidating Balance Sheet at September 30, 2002	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash	$6,123	$(1,610)	$20,781	$—	$25,294
Restricted cash	7,272	—	—	—	7,272
Accounts receivable, net	—	32,900	19,568	—	52,468
Inventories, net	—	20,089	5,518	(3,389)	22,218
Prepaid and other current assets	—	1,658	2,956	—	4,614
Due from affiliate	(20,023)	67,819	(47,796)	—	—

Total current assets	(6,628)	120,856	1,027	(3,389)	111,866
Investment in subsidiaries	369,106	—	—	(369,106)	—
Property, plant and equipment, net	—	18,988	2,016	—	21,004
Goodwill and intangibles, net	—	205,298	76,113	—	281,411
Deferred financing costs, net	15,116	—	—	—	15,116
Other assets	—	662	173	—	835

Total assets	$377,594	$345,804	$79,329	$(372,495)	$430,232

Liabilities and stockholders’ equity:
Current portion of long-term debt	$6,460	$—	$—	$—	$6,460
Accounts payable, accrued expenses and other current liabilities	5,072	15,196	10,830	—	31,098
Customer advances and deferred revenue	—	17,116	6,377	—	23,493
Deferred purchase price obligation	7,272	—	—	—	7,272

Total current liabilities	18,804	32,312	17,207	—	68,323
Long-term debt	214,602	—	—	—	214,602
Other long-term liabilities	7,190	3,119	—	—	10,309

Total liabilities	240,596	35,431	17,207	—	293,234

Total stockholders’ equity	136,998	310,373	62,122	(372,495)	136,998

Total liabilities and stockholders’ equity	$377,594	$345,804	$79,329	$(372,495)	$430,232

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

	IPC	Guarantor	Non-Guarantor
Condensed Consolidating Balance Sheet at June 30, 2003	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash	$3,984	$2,747	$14,285	$—	$21,016
Accounts receivable, net	—	39,635	12,913	—	52,548
Inventories, net	—	39,249	8,590	(4,472)	43,367
Prepaid and other current assets	62	1,956	3,565	—	5,583
Due from affiliate	(60,459)	90,252	(29,793)	—	—

Total current assets	(56,413)	173,839	9,560	(4,472)	122,514
Investment in subsidiaries	394,963	10,524	—	(405,487)	—
Property, plant and equipment, net	—	19,414	3,403	—	22,817
Goodwill and intangibles, net	—	197,097	83,895	—	280,992
Deferred financing costs, net	13,410	—	—	—	13,410
Other assets	—	631	180	—	811

Total assets	$351,960	$401,505	$97,038	$(409,959)	$440,544

Liabilities and stockholders’ equity:
Current portion of long-term debt	$5,827	$—	$—	$—	$5,827
Accounts payable, accrued expenses and other current liabilities	760	16,129	15,167	—	32,056
Customer advances and deferred revenue	—	37,809	11,741	—	49,550
Deferred purchase consideration	—	3,128	—	—	3,128

Total current liabilities	6,587	57,066	26,908	—	90,561
Long-term debt	196,619	—	—	—	196,619
Other long-term liabilities	4,657	4,610	—	—	9,267

Total liabilities	207,863	61,676	26,908	—	296,447

Total stockholders’ equity	144,097	339,829	70,130	(409,959)	144,097

Total liabilities and stockholders’ equity	$351,960	$401,505	$97,038	$(409,959)	$440,544

Condensed Consolidated Statement of Operations	IPC	Guarantor	Non-Guarantor
For the Nine Months Ended June 30, 2003	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$137,819	$39,253	$(11,392)	$165,680
Cost of goods sold	—	82,482	23,704	(10,309)	95,877

Gross profit	—	55,337	15,549	(1,083)	69,803
Other operating expenses	—	41,473	12,097	—	53,570

Income (loss) from operations	—	13,864	3,452	(1,083)	16,233
Interest income (expense) and other, net	(18,750)	123	3,276	—	(15,351)
Income tax provision (benefit)	—	(1,161)	3,823	—	2,662

Net income (loss)	$(18,750)	$15,148	$2,905	$(1,083)	$(1,780)

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
June 30, 2003

Condensed Consolidated Statement of Cash Flows	IPC	Guarantor	Non-Guarantor
For the Nine Months Ended June 30, 2003	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$16,787	$2,904	$(8,648)	$—	$11,043

Capital expenditures	—	(3,051)	(800)	—	(3,851)
Cash acquired in acquisitions	—	1,135	2,952	—	4,087
Proceeds from restricted cash account and other amounts in connection with Global Crossing settlement	—	9,419	—	—	9,419
Cash payments in connection with Global Crossing settlement	—	(5,200)	—	—	(5,200)

Net cash provided by (used in) investing activities	—	2,303	2,152	—	4,455
Debt issue costs	(310)	—	—	—	(310)
Principal payments on term loan	(18,616)	—	—	—	(18,616)

Net cash used in financing activities	(18,926)	—	—	—	(18,926)
Effect of exchange rate changes on cash	—	(850)	—	—	(850)

Net increase (decrease) in cash	(2,139)	4,357	(6,496)	—	(4,278)
Cash at beginning of period	6,123	(1,610)	20,781	—	25,294

Cash at end of period	$3,984	$2,747	$14,285	$—	$21,016

12.	Subsequent Events

     IPC UK Holdings Limited (“IPC UK”), a subsidiary of the Company, entered into a series of transactions with Purple Voice Holdings Limited (“Purple Voice”), a business-to-business Internet Protocol (“IP”) software company that provides Voice-over-IP, or VoIP, solutions to the financial community. VoIP is the method by which voice communications are sent from one computer to another over the Internet. As a result of these transactions, which closed on August 1, 2003: (i) IPC UK acquired approximately 40% of the currently outstanding common shares (calculated on a non-diluted basis), together with a warrant for additional shares, from certain minority shareholders of Purple Voice for approximately $120,000; (ii) IPC UK invested $1.0 million in a 7% secured convertible note, due September 2007, issued by Purple Voice, which is convertible into 49% of Purple Voice’s share capital on a fully diluted basis; (iii) the remaining shareholders of Purple Voice granted a call option to IPC UK, which permits IPC UK to acquire the remaining issued share capital of Purple Voice for an aggregate amount of $0.8 million, plus an earn-out of up to $9.0 million, dependent on certain revenue targets being met; and (iv) IPC Information Systems, Inc. and Purple Voice entered into an agreement under which IPC Information Systems, Inc. has been appointed Purple Voice’s exclusive reseller worldwide. The Company will consolidate Purple Voice starting August 1, 2003.

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

Overview

     Our primary business is the design, manufacture, installation and service of turret systems for the trading operations of the financial community, which consists of investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers, and insurance companies. Turrets are specialized telephone systems that are designed for high reliability and provide users instant access to hundreds of dedicated telephone lines that are directly connected to other trading partners and customers. Traders, brokers and salespersons occupy desks known as trading positions from which they trade various financial instruments including stocks, bonds, currencies and futures using turrets. We are the leader in the turret industry, based on our base of approximately 110,000 turrets and related equipment installed in trading positions worldwide. We also install and service the cabling infrastructure and networks within buildings that connect voice and data communications devices for traders and others in the global financial, trading and exchange trading industries. As a result of our acquisition of Gains on April 30, 2003, we now have a third major operating unit. Gains sells voice and data services to customers within the financial community.

     Our major operating units are Trading Systems, Information Transport Systems, or I.T.S. and Gains. Trading Systems reports (1) sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installation,” and (2) revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes, commonly known as MACs, to existing turret system installations as “Service”. I.T.S. reports (1) revenue from the design, integration and implementation of cabling infrastructure projects, including local and wide area networks, and from sales of intelligent network products, such as hubs, bridges and routers, as “Product sales and installation” and (2) revenue from on-site maintenance of customer cable infrastructures and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as “Service”. Gains records the sale of voice and data services as “Service”.

     Revenue from product sales and installation is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from our Gains unit, which provides voice and data services to the financial community, is billed in advance and recorded ratably (on a monthly basis) over the contractual period, which is usually one year.

     Cost of revenue for Trading Systems and I.T.S. includes material and labor associated with the installation of a project or the service performed. Cost of revenue for Gains includes charges from carriers for bandwidth relating to services provided to customers.

     Our revenues and operating results could fluctuate significantly from period to period. Given the relatively large sales price of our trading systems and our recognition of revenue only upon completion of installations or specified contract milestones, a limited number of system installations may account for a substantial portion of revenues in any particular period. As a result of these and other factors, we could experience significant fluctuations in revenues and operating results in future periods. In addition, our customers are concentrated in the global financial, trading and exchange trading industries and our revenues may decline during periods of economic downturn that impact those sectors.

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

Gains Acquisition

     On April 30, 2003, we exercised our option to purchase Gains International (US) Inc. and Gains International (Europe) Limited from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., who own substantially all of our common stock, for 664,380 shares of our common stock valued at approximately $5.7 million plus the assumption of deferred consideration of $3.1 million and earn-out commitments up to a maximum of approximately $9.9 million based on current exchange rates. With the acquisition of Gains, we will now offer voice and data services to the financial services community. This transaction follows the simultaneous completion of a transaction involving the sale of Gains International (US) Inc., Gains International (Europe) Limited, and Gains International Asia Holdings Limited to entities formed by GSCP 2000, and its affiliates.

Recent Events

     IPC UK Holdings Limited (“IPC UK”), a subsidiary of the company, entered into a series of transactions with Purple Voice Holdings Limited (“Purple Voice”), a business-to-business Internet Protocol (“IP”) software company that provides Voice-over-IP, or VoIP, solutions to the financial community. VoIP is the method by which voice communications are sent from one computer to another over the Internet. As a result of these transactions, which closed on August 1, 2003: (i) IPC UK acquired approximately 40% of the currently outstanding common shares (calculated on a non-diluted basis), together with a warrant for additional shares, from certain minority shareholders of Purple Voice for approximately $120,000; (ii) IPC UK invested $1.0 million in a 7% secured convertible note, due September 2007, issued by Purple Voice, which is convertible into 49% of Purple Voice’s share capital on a fully diluted basis; (iii) the remaining shareholders of Purple Voice granted a call option to IPC UK, which permits IPC UK to acquire the remaining issued share capital of Purple Voice for an aggregate amount of $0.8 million, plus an earn-out of up to $9.0 million, dependent on certain revenue targets being met; and (iv) IPC Information Systems, Inc. and Purple Voice Limited entered into an agreement under which IPC Information Systems, Inc. has been appointed Purple Voice’s exclusive reseller worldwide. We will consolidate Purple Voice starting August 1, 2003.

Comparison of the Three Months (“Q3 2003”) and Nine Months (“YTD 2003”) Ended June 30, 2003 to the Three Months (“Q3 2002”) and Nine Months (“YTD 2002”) Ended June 30, 2002.

     The following table sets forth, as a percentage of consolidated revenue, our condensed consolidated statements of operations for the periods indicated. The following table also presents, as a percentage of unit revenue, our statements of operations for our three major operating units for the periods indicated.

	Q3 2003				Q3 2002

		Trading				Trading
	Consolidated	Systems	I.T.S.	Gains	Consolidated	Systems	I.T.S.	Gains

Revenue:
Product sales and installations	54%	45%	88%	0%	59%	59%	62%	—
Service	46%	55%	12%	100%	41%	41%	38%	—

	100%	100%	100%	100%	100%	100%	100%	—

Cost of goods sold (depreciation shown separately):
Product sales and installations	38%	25%	80%	0%	48%	47%	57%	—
Service	24%	26%	12%	56%	22%	20%	32%	—
Depreciation and amortization	1%	1%	0%	6%	0%	0%	0%	—

	Q3 2003				Q3 2002

		Trading				Trading
	Consolidated	Systems	I.T.S.	Gains	Consolidated	Systems	I.T.S.	Gains

	63%	52%	92%	62%	70%	67%	89%	—

Gross profit	37%	48%	8%	38%	30%	33%	11%	—
Research and development	4%	7%	0%	0%	7%	7%	0%	—
Selling, general and administrative expense	19%	22%	3%	46%	16%	18%	9%	—
Depreciation and amortization	8%	11%	1%	0%	7%	8%	1%	—

Income (loss) from operations	6%	8%	4%	(8%)	0%	0%	1%	—

Other income (expense):
Interest expense, net	(10%)	(15%)	0%	0%	(11%)	(13%)	0%	—
Other income (expense), net	3%	5%	0%	0%	0%	0%	0%	—

Income (loss) before income taxes	(1%)	(2%)	4%	(8%)	(11%)	(13%)	1%	—
Income tax expense (benefit)	1%	1%	0%	1%	(3%)	(3%)	0%	—

Net income (loss)	(2%)	(3%)	4%	(9%)	(8%)	(10%)	1%	—

	YTD 2003				YTD 2002

		Trading				Trading
	Consolidated	Systems	I.T.S.	Gains	Consolidated	Systems	I.T.S.	Gains

Revenue:
Product sales and installations	54%	49%	78%	0%	65%	65%	69%	—
Service	46%	51%	22%	100%	35%	35%	31%	—

	100%	100%	100%	100%	100%	100%	100%	—

Cost of goods sold (depreciation shown separately):
Product sales and installations	33%	24%	73%	0%	51%	49%	61%	—
Service	24%	23%	22%	56%	20%	18%	27%	—
Depreciation and amortization	1%	1%	0%	6%	0%	1%	0%	—

	58%	48%	95%	62%	71%	68%	88%	—

Gross profit	42%	52%	5%	38%	29%	32%	12%	—
Research and development	5%	7%	0%	0%	5%	6%	0%	—
Selling, general and administrative expense	19%	21%	5%	46%	18%	20%	7%	—
Depreciation and amortization	8%	11%	0%	0%	9%	11%	1%	—

Income (loss) from operations	10%	13%	0%	(8%)	(4%)	(5%)	4%	—

Other income (expense):
Interest expense, net	(11%)	(15%)	0%	0%	(10%)	(12%)	0%	—
Other income (expense), net	2%	3%	0%	0%	0%	0%	0%	—

Income (loss) before income taxes	1%	1%	0%	(8%)	(14%)	(17%)	4%	—
Income tax expense (benefit)	2%	2%	0%	1%	(3%)	(3%)	0%	—

Net income (loss)	(1%)	(1%)	0%	(9%)	(11%)	(14%)	4%	—

Revenue

     The following table sets forth our consolidated revenue and revenue as reported for our three major operating units.

(dollars in thousands)	Consolidated

	Q3	Q3	$	%	YTD	YTD	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

REVENUE:
Product sales and installations	$32,654	$37,087	$(4,433)	(12%)	$89,224	$140,107	$(50,883)	(36%)
Service	28,338	25,721	2,617	10%	76,456	74,015	2,441	3%

Total	$60,992	$62,808	$(1,816)	(3%)	$165,680	$214,122	$(48,442)	(23%)

	Trading Systems Division

	Q3	Q3	$	%	YTD	YTD	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

REVENUE:
Product sales and installations	$18,157	$31,655	$(13,498)	(43%)	$63,068	$115,956	$(52,888)	(46%)
Service	22,349	22,350	(1)	0%	65,056	63,143	1,913	3%

Total	$40,506	$54,005	$(13,499)	(25%)	$128,124	$179,099	$(50,975)	(28%)

	I.T.S. Division

	Q3	Q3	$	%	YTD	YTD	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

REVENUE:
Product sales and installations	$14,497	$5,432	$9,065	167%	$26,156	$24,151	$2,005	8%
Service	1,989	3,371	(1,382)	(41%)	7,400	10,872	(3,472)	(32%)

Total	$16,486	$8,803	$7,683	87%	$33,556	$35,023	$(1,467)	(4%)

	Gains Division

	Q3	Q3	$	%	YTD	YTD	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

REVENUE:
Product sales and installations	$—	$—	$—	—	$—	$—	$—	—
Service	4,000	—	4,000	—	4,000	—	4,000	—

Total	$4,000	$—	$4,000	—	$4,000	$—	$4,000	—

Comparison of Q3 2003 to Q3 2002

Consolidated

     The overall decline in the global economy has caused our customers to extend their planning and implementation cycles. While we expect this downward trend to continue, there can be no certainty as to the degree or duration of this downturn. We continue to expect our fiscal year 2003 Trading Systems and I.T.S. consolidated product sales and installation and service revenues to be down 12%-16% compared to fiscal year 2002; however, the actual decline could be greater. We expect Gains to contribute between $4.0 million to $7.0 million of additional network service revenue in the fourth quarter of the 2003 fiscal year.

     Product Sales and Installations

     The decrease in product sales and installation revenue of $4.4 million in Q3 2003 from Q3 2002 is primarily due to the completion of two large installation projects (more than $3.0 million each) in Trading Systems totaling $9.3 million in Q3 2002, while there were no installations projects of comparable size completed in Q3 2003, as well as a higher volume of small installation projects (less than $1.0 million each) in Trading Systems that were completed in Q3 2002 compared to Q3 2003. This decrease was offset by two large installation projects in I.T.S. for $13.3 million in Q3 2003, compared to one large installation project for $3.0 million completed in Q3 2002. We expect product sales and installation revenue to increase by approximately 110%-120% in the last quarter of the 2003 fiscal year when compared to the average quarterly product sales and installation revenue during the 2003 fiscal year.

     Service

     The increase in service revenue of $2.6 million in Q3 2003 from Q3 2002 is primarily due to a $4.0 million increase associated with the acquisition of Gains on April 30, 2003, partially offset by a $1.4 million decrease in I.T.S. service revenue primarily due to a large customer merger in the financial industry, which resulted in continued but lower service requirements for that customer. We expect service revenue to increase by 18% to 23% in the last quarter of the 2003 fiscal year due to the acquisition of Gains.

Trading Systems

     Product Sales and Installations

     The decrease in product sales and installation revenue of $13.5 million in Q3 2003 from Q3 2002 is primarily due to the completion of two large installation projects totaling $9.3 million in Q3 2002, while there were no installation projects of comparable size completed in Q3 2003, as well as a higher volume of small installation projects (less than $1.0 million each) totaling $4.2 million that were completed in Q3 2002 when compared to Q3 2003.

     The change in our product sales and installation revenue in Q3 2003 from Q3 2002 was not significantly affected by a change in the price of our products; instead, it was principally affected by the number and size of turret systems purchased by our customers. Large projects are not numerous; however, their occurrence causes fluctuations when comparing period to period, as revenue is not recognized until completion of the installation. We believe the demand for new turret systems is primarily event driven, the result of physical facility moves of trading positions and the addition of new trading positions due to customer growth. Large facility moves and mergers can also result in large installation projects, which cause uneven revenue streams period over period.

     Service

     Trading Systems service revenue remained consistent from Q3 2003 to Q3 2002. Q3 2003 contained a higher volume of contract maintenance revenue, offset by a decrease in non-contract MAC services when compared to Q3 2002.

I.T.S.

     Product Sales and Installations

     The increase in product sales and installation revenue of $9.1 million in Q3 2003 from Q3 2002 is primarily due to the completion of two large installation projects totaling $13.3 million completed in Q3 2003, compared to one large installation project for $3.0 million completed in Q3 2002.

     Service

     The decrease in service revenue of $1.4 million in Q3 2003 from Q3 2002 is primarily due to a large customer merger in the financial industry, which resulted in continued but lower service requirements for that customer. In addition, we believe the decline in service is caused by the general decline in the real estate and construction activities within our customer base.

Gains

     Service

     Service revenue for our Gains unit was $4.0 million in Q3 2003. We received no revenue from Gains in Q3 2002 as we acquired Gains on April 30, 2003.

Comparison of YTD 2003 to YTD 2002

Consolidated

     The overall decline in the global economy has caused our customers to extend their planning and implementation cycles. While we expect this downward trend to continue, there can be no certainty as to the degree or duration of this downturn. We continue to expect our fiscal year 2003 Trading Systems and I.T.S. consolidated product sales and installation and service revenues to be down 12%-16% compared to fiscal year 2002; however, the actual decline could be greater. We expect Gains to contribute between $4.0 million to $7.0 million of additional network service revenue for the rest of the 2003 fiscal year.

     Product Sales and Installations

     The decrease in product sales and installation revenue of $50.9 million in YTD 2003 from YTD 2002 is primarily due to the completion of several large installation projects in YTD 2002 totaling $49.2 million compared to several large installation projects totaling $23.5 million in YTD 2003. In addition, a higher volume of medium and small installation projects were completed in YTD 2002 totaling $20.2 million and $70.7 million, respectively, compared to medium and small installation projects completed in YTD 2003 totaling $16.5 million and $49.2 million, respectively. The higher volume in YTD 2002 is primarily due to disaster recovery projects resulting from the events of September 11, 2001. We expect product sales and installation revenue to increase by approximately 110%-120% in the last quarter of the 2003 fiscal year when compared to the average quarterly product sales and installation revenue during the 2003 fiscal year.

     Service

     The increase in service revenue of $2.4 million in YTD 2003 from YTD 2002 is primarily due to increases of $1.9 million from our Trading Systems unit and $4.0 million from the acquisition of Gains, partially offset by a $3.5 million decrease in our I.T.S. unit. We expect service revenue to increase by 18% to 23% in the last quarter of the 2003 fiscal year due to the acquisition of Gains.

Trading Systems

     Product Sales and Installations

     The decrease in product sales and installation revenue of $52.9 million in YTD 2003 from YTD 2002 is primarily due to the completion in YTD 2002 of five large installation projects aggregating $38.3 million and a higher volume of medium (between $1.0 million and $2.0 million each) and smaller installation projects, primarily resulting from the events of September 11, 2001, completed in YTD 2002 as compared to one large installation project completed for $3.7 million and a lower volume of medium size and smaller size installation projects completed in YTD 2003.

     We believe the demand for new turret systems is primarily event driven, the result of physical facility moves of trading positions and the addition of new trading positions due to customer growth. Large facility moves and mergers can also result in large installation projects which cause uneven revenue streams period over period. The change in our product sales and installation revenue in YTD 2003 over YTD 2002 was not significantly affected by a change in the price of our products; instead, we believe it was affected principally by the number and size of turret systems purchased by our customers.

     Service

     The increase in service revenue of $1.9 million in YTD 2003 from YTD 2002 is primarily due to growth in our existing service customer base, recovery of revenue lost as a result of the events of September 11, 2001, and the purchase of the Hitachi, Ltd. trading system service base outside of Japan on March 29, 2002.

I.T.S

     Product Sales and Installations

     The increase in product sales and installation revenue of $2.0 million in YTD 2003 from YTD 2002 is primarily due to two large projects completed totaling $19.8 million in YTD 2003, offset by three large projects totaling $10.9 million and a higher volume of medium and small projects completed in YTD 2002.

     Service

     The decrease in service revenue of $3.5 million in YTD 2003 from YTD 2002 is primarily due to a large customer merger in the financial industry, which resulted in continued but lower service requirements for that customer. In addition, we believe the decline in service is caused by the general decline in the real estate and construction activities within our customer base.

Gains

     Service

     Service revenue for our Gains unit was $4.0 million in YTD 2003. We received no revenue from Gains in YTD 2002 as we acquired Gains on April 30, 2003.

Cost of Revenue

     The following table sets forth our consolidated cost of revenue and our cost of revenue as reported for our three major operating units. Cost of revenue for our Trading Systems and I.T.S. divisions includes the costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold, labor to provide service, warehouse and project management costs and the depreciation of the equipment in our manufacturing and assembly facility. Cost of revenue for our Gains division includes the costs of leased local and long distance circuit costs and depreciation of the equipment. Cost of revenue for Q3 2002 and YTD 2002 includes a charge resulting from the amortization of the step-up in inventory of $10.4 million and $34.3 million, respectively, (relating to the IPC Information Systems Acquisition). This purchase accounting inventory fair value step-up is a non-cash GAAP adjustment that is recorded when a company is acquired as we were in December 2001. Since the adjustment has been fully recognized in income as of September 30, 2002, the cost of inventory in the 2003 fiscal year is not impacted by this adjustment.

COST OF REVENUE

	Consolidated

	(dollars in thousands)
	Q3	% of	Q3	% of	%	YTD	% of	YTD	% of	%
	2003	Rev.	2002	Rev.	Change	2003	Rev.	2002	Rev.	Change

Product sales and installations	$23,374	72%	$30,322	82%	(10%)	$55,308	62%	$108,643	78%	(16%)
Service	14,488	51%	13,617	53%	(2%)	39,417	52%	42,628	58%	(6%)
Depreciation and amortization	556	1%	248	0%	1%	1,152	1%	751	0%	1%

Total	$38,418	63%	$44,187	70%	(7%)	$95,877	58%	$152,022	71%	(13%)

COST OF REVENUE

	Trading Systems Division

	(dollars in thousands)
	Q3	% of	Q3	% of	%	YTD	% of	YTD	% of	%
	2003	Rev.	2002	Rev.	Change	2003	Rev.	2002	Rev.	Change

Product sales and installations	$10,123	56%	$25,349	80%	(24%)	$30,937	49%	$87,368	75%	(26%)
Service	10,337	46%	10,769	48%	(2%)	29,820	46%	32,948	52%	(6%)
Depreciation and amortization	302	1%	248	0%	1%	898	1%	751	0%	1%

Total	$20,762	51%	$36,366	67%	(16%)	$61,655	48%	$121,067	68%	(20%)

COST OF REVENUE

	I.T.S. Division

	(dollars in thousands)
	Q3	% of	Q3	% of	%	YTD	% of	YTD	% of	%
	2003	Rev.	2002	Rev.	Change	2003	Rev.	2002	Rev.	Change

Product sales and installations	$13,251	91%	$4,973	91%	0%	$24,371	93%	$21,275	88%	5%
Service	1,911	96%	2,848	84%	12%	7,357	99%	9,680	89%	10%
Depreciation and amortization	—	0%	—	0%	0%	—	0%	—	0%	0%

Total	$15,162	92%	$7,821	89%	3%	$31,728	95%	$30,955	88%	7%

COST OF REVENUE

	Gains Division

	(dollars in thousands)
	Q3	% of	Q3	% of	%	YTD	% of	YTD	% of	%
	2003	Rev.	2002	Rev.	Change	2003	Rev.	2002	Rev.	Change

Product sales and installations	$—	—%	$—	0%	0%	$—	—%	$—	0%	0%
Service	2,240	56%	—	0%	56%	2,240	56%	—	0%	56%
Depreciation and amortization	254	6%	—	0%	6%	254	6%	—	0%	6%

Total	$2,494	62%	$—	0%	62%	$2,494	62%	$—	0%	62%

Comparison of Q3 2003 to Q3 2002

Consolidated

Product Sales and Installations

     Consolidated product sales and installation cost of revenue as a percentage of revenue decreased by 10% in Q3 2003 as compared to Q3 2002 primarily due to the inclusion of $10.4 million of inventory fair value step-up in Q3 2002, partially offset by a higher percentage of I.T.S. installations and third party products sold compared to Trading System products sold. I.T.S. and third party products have a higher cost of revenues than Trading Systems manufactured products.

     Service

     Consolidated service cost of revenue as a percentage of revenue decreased by 2% in Q3 2003 from Q3 2002 primarily due to an increase in contract maintenance services, which have a higher gross profit margin than non-contract MAC services. We anticipate having higher contract maintenance services for the remainder of fiscal year 2003 and expect service margins to be consistent for the remainder of the fiscal year. We expect cost of revenue of 55%-60% for our Gains unit in the 2003 fiscal year.

Trading Systems

     Product Sales and Installations

     Trading Systems product sales and installation cost of revenue as a percentage of revenue decreased by 24% in Q3 2003 from Q3 2002 primarily due to the inclusion of $10.1 million of inventory fair value step-up in Q3 2002.

     The margins relating to our IQMX trading system have stabilized in Q3 2003 as a result of the acceptance in the marketplace of the IQMX trading system. We expect to continue to have consistent margins in our IQMX trading system for the remainder of the 2003 fiscal year.

     Service

     Trading Systems service cost of revenue as a percentage of revenue decreased by 2% in Q3 2003 from Q3 2002 primarily due to an increase in contract maintenance services, which have a higher gross profit margin than non-contract MAC services.

I.T.S.

     Product Sales and Installations

     I.T.S. product sales and installation cost of revenue as a percentage of revenue remained consistent in Q3 2003 from Q3 2002, as the inclusion of $0.3 million of inventory fair value step-up in Q3 2002 was offset by additional discounts in Q3 2003. The general decline in real estate and construction activities within our customer base has required additional discounts to remain competitive.

     Service

     I.T.S. service cost of revenue as a percentage of revenue increased by 12% in Q3 2003 from Q3 2002 primarily due to the general decline in the real estate and construction activities within our customer base. As a result of such business decline, we have experienced a decrease in direct margins to remain competitive.

Gains

     Service

     Gains service cost of revenue as a percentage of revenue was 56% in Q3 2003. We had no cost of revenue for our Gains unit in Q3 2002 as we acquired Gains on April 30, 2003.

Comparison of YTD 2003 to YTD 2002

Consolidated

     Product Sales and Installations

     Consolidated product sales and installation cost of revenue as a percentage of revenue decreased by 16% in YTD 2003 as compared to YTD 2002 primarily due to the inclusion of $33.5 million of inventory fair value step-up in YTD 2002, partially offset by lower margins attained in our I.T.S. unit and a higher percentage of I.T.S. installations and third party products sold compared to Trading System products sold in YTD 2003. I.T.S. installations and third party products have a higher cost of revenue than Trading Systems manufactured products. We expect product sales and installation cost of revenue to increase by approximately 2% to 5% in the last quarter of the 2003 fiscal year when compared to the average product sales and installation cost of revenue during the 2003 fiscal year.

     Service

     Consolidated service cost of revenue as a percentage of revenue decreased by 6% in YTD 2003 from YTD 2002 primarily due to an increase in contract maintenance services, which have a higher gross profit margin than non-contract MAC services, as well as the inclusion of $0.8 million of inventory fair value step-up in YTD 2002. We anticipate service cost of revenue to be consistent in the last quarter of the 2003 fiscal year when compared to the average service cost of revenue during YTD 2003. We expect cost of revenue of 55%-60% for our Gains unit in the 2003 fiscal year.

Trading Systems

     Product Sales and Installations

     Trading Systems product sales and installation cost of revenue as a percentage of revenue decreased by 26% in YTD 2003 from YTD 2002 primarily due to the inclusion of $32.3 million of inventory fair value step-up in YTD 2002, as well as higher margins generated from the sale of the IQMX trading system in YTD 2003. The margins relating to our IQMX trading system have increased in YTD 2003 when compared to YTD 2002 as a result of the acceptance in the marketplace of the IQMX and a more cost efficient manufacturing process.

     Service

     Trading Systems service cost of revenue as a percentage of revenue decreased by 6% in YTD 2003 from YTD 2002 primarily due to an increase in contract maintenance services which have a higher gross profit margin than non-contract MAC services, as well as the inclusion of $0.7 million of inventory fair value step-up in YTD 2002.

I.T.S.

     Product Sales and Installations

     I.T.S. product sales and installation cost of revenue as a percentage of revenue increased by 5% in YTD 2003 from YTD 2002 primarily due to two large contracts sold at a higher than normal discount in YTD 2003, partially offset by the inclusion of $1.3 million of inventory fair value step-up in YTD 2002. The general decline in real estate and construction activities within our customer base has resulted in more competitive pricing on installation project bids.

     Service

     I.T.S. service cost of revenue as a percentage of revenue increased by 10% in YTD 2003 from YTD 2002 primarily due to the general decline in the real estate and construction activities within our customer base. As a result of such business decline and due to increased manpower required to meet certain project completion deadlines, we have experienced a decrease in margins.

Gains

     Service

     Gains service cost of revenue as a percentage of revenue was 56% in YTD 2003. We had no cost of revenue for our Gains unit in YTD 2002 as we acquired Gains on April 30, 2003.

Research and Development Expense

(dollars in thousands)	Consolidated

	Q3	Q3	$	%	YTD	YTD	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

Research and development	$2,784	$3,847	$(1,063)	(28% )	$8,447	$11,481	$(3,034)	(26%	)

     Research and development efforts are focused on the next generation of the Trading Systems products, applications, and enhancements of our current product lines.

Comparison of Q3 2003 to Q3 2002

     Research and development expenses decreased by $1.1 million in Q3 2003 from Q3 2002 primarily due to planned reductions of both headcount and discretionary spending.

Comparison of YTD 2003 to YTD 2002

     Research and development expenses decreased by $3.0 million in YTD 2003 from YTD 2002 primarily due to planned reductions of both headcount and discretionary spending.

Selling, General and Administrative Expense

(dollars in thousands)	Consolidated

	Q3	Q3	$	%	YTD	YTD	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

Selling, general & administrative expense	$11,384	$10,352	$1,032	10%	$30,856	$38,357	$(7,501)	(20%	)

Comparison of Q3 2003 to Q3 2002

     Selling, general and administrative expenses increased by $1.0 million in Q3 2003 from Q3 2002 primarily due to the inclusion of expenses from our Gains unit totaling $1.8 million, which was offset in part by a decrease in spending associated with planned reductions for both headcount and discretionary spending.

Comparison of YTD 2003 to YTD 2002

     Selling, general and administrative expenses decreased by $7.5 million in YTD 2003 from YTD 2002 primarily due to the inclusion of $2.5 million of employee bonuses related to the IPC Information Systems Acquisition and a $6.9 million charge for corporate related services from Global Crossing in YTD 2002 offset in part by the inclusion of expenses from our Gains unit totaling $1.8 million in YTD 2003. The Global Crossing corporate related service charges represented a calculation of the allocation to IPC Information Systems of services such as treasury, payroll, tax compliance, legal and other professional fees, which was partially offset by an increase in headcount and expenses associated with the set-up of our operations as a stand-alone entity and higher professional fees in YTD 2003.

Depreciation and Amortization

(dollars in thousands)	Consolidated

	Q3	Q3	$	%	YTD	YTD	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

Depreciation and amortization	$4,738	$4,535	$203	4%	$14,267	$19,935	$(5,668)	(28%)

Comparison of Q3 2003 to Q3 2002

     Depreciation and amortization expense increased by $0.2 million in Q3 2003 from Q3 2002 primarily reflecting depreciation expenses associated with capital expenditures of approximately $7.6 million for the period from July 1, 2002 to June 30, 2003.

Comparison of YTD 2003 to YTD 2002

     Depreciation and amortization expense decreased by $5.7 million in YTD 2003 from YTD 2002 primarily due to the adoption of SFAS 142, in which goodwill and indefinite lived intangible assets are no longer subject to periodic amortization. This standard was adopted by us as of the December 20, 2001 acquisition date, resulting in no further amortization subsequent to that date.

Interest Expense, net

(dollars in thousands)	Consolidated

	Q3	Q3	$	%	YTD	YTD	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

Interest expense, net	$6,008	$6,894	$(886)	(13% )	$18,690	$20,665	$(1,975)	(10%	)

Comparison of Q3 2003 to Q3 2002

     Interest expense, net decreased by $0.9 million in Q3 2003 from Q3 2002 reflecting our September 2002 excess cash flow repayment and a prepayment made on our term loan in March 2003, which reduced our outstanding indebtedness.

Comparison of YTD 2003 to YTD 2002

     Interest expense, net decreased by $2.0 million in YTD 2003 from YTD 2002 reflecting our September 2002 excess cash flow repayment and a prepayment made on our term loan in March 2003, which reduced our outstanding indebtedness.

Provision for Income Taxes

     Our effective tax rate for Q3 2003 and YTD 2003 were (194.8%) and 301.8%, respectively, compared to 24.1% and 18.5% for Q3 2002 and YTD 2002, respectively.

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

Net Loss

(dollars in thousands)	Consolidated

	Q3	Q3	$	%	YTD	YTD	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

Net loss	$(967)	$(5,385)	$(4,418)	(82% )	$(1,780)	$(23,105)	$(21,325)	(92%	)

Comparison of Q3 2003 to Q3 2002

     Net loss decreased by $4.4 million in Q3 2003 from Q3 2002 due in part to non-cash GAAP adjustments made to the fair value of our inventory related to our acquisition of IPC Information Systems in December 2001. These adjustments increased the carrying value of the inventory to its fair value at the acquisition date, which effectively reduced the gross profit on the sale of such inventory to a nominal amount. The amount of inventory fair value adjustments included as a cost of revenue in Q3 2002 was $10.4 million while there was no impact in Q3 2003. The impact of these adjustments were offset in part by the decrease in revenue for Q3 2003 due to current economic conditions. For the fourth quarter of the 2003 fiscal year, we expect a return to net income primarily due to the projected increase in consolidated product sales and installation revenue. We cannot predict when an economic recovery will occur in the financial community and likewise cannot predict whether, when and to what extent we will show an increase in revenue or profitability for the 2004 fiscal year.

Comparison of YTD 2003 to YTD 2002

     Net loss decreased by $21.3 million in YTD 2003 from YTD 2002 due in part to non-cash GAAP adjustments made to the fair value of our inventory related to the IPC Information Systems Acquisition. The amount of inventory fair value adjustments included as cost of revenue for YTD 2002 was $34.3 million while there was no impact in YTD 2003. There will be no impact to net income in fiscal year 2003 and beyond for these adjustments. In addition, the net loss in YTD 2002 was unfavorably impacted by corporate related service charges from Global Crossing, which represented an allocation to IPC Information Systems, Inc. for the cost of services, such as treasury, payroll, tax compliance, legal and other professional fees, totaling $6.9 million, as well as the decrease in revenue in YTD 2003 due to current economic conditions. For the full 2003 fiscal year, we expect a return to net income primarily due to the projected increase in consolidated product sales and installation revenue, the completion of the inventory fair value adjustments charged to cost of revenue in FY 2002 and a reduction in selling, general and administrative costs primarily due to the exclusion of the intercompany charges we received in the past from Global Crossing. We cannot predict when an economic recovery will occur in the financial community and likewise cannot predict whether, when and to what extent we will show an increase in revenue or profitability for the 2004 fiscal year.

Liquidity and Capital Resources

     On March 3, 2003, we voluntarily prepaid $14.0 million in debt on our $120.0 million senior secured credit facility. Mandatory prepayments of the senior secured credit facilities are required upon the occurrence of certain events, including asset sales and equity issuances, as well as for 75% of our excess free cash flow at each fiscal year end. Excess cash flow is defined in our credit agreement, as amended, as: (1) the sum of net income, interest expense, provisions for taxes, depreciation expense, amortization expense, other non-cash items affecting net income and to the extent included in calculating net income, expenses incurred by us in connection with the first amendment of the credit agreement, plus (2) a working capital adjustment less (3) repayments of debt, capital expenditures, cash interest expense and provisions for taxes based on income. There is no required amortization on the revolving credit facility, and no amounts are outstanding on such facility at June 30, 2003.

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

     On March 13, 2003, we entered into a settlement and rejection agreement with Global Crossing. Pursuant to the settlement and rejection agreement, all of the remaining obligations under the purchase agreement relating to the IPC Information Systems Acquisition were terminated. In addition, we and Global Crossing mutually released each other for all prior claims. The bankruptcy court entered an order on March 14, 2003 approving the settlement and rejection agreement.

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

     As a result of the termination of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying us for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for these periods prior to and including the date of the IPC Information Systems Acquisition, we may be required to pay those taxes and are no longer able to recover indemnification from Global Crossing. As of the date of this filing, the aggregate amount of taxes for which we have received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million. We estimate that the range of our exposure for additional tax liabilities is from $0 to $36 million. In computing the estimated range of potential tax liabilities, we took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although we believe that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by us of a significant amount of these potential tax liabilities could have a material adverse effect on our financial condition and results of operations, requiring us to seek additional financing. In that event, we cannot assure you we will be able to obtain additional financing on commercially reasonable terms, or at all.

     Pursuant to the settlement and rejection agreement, Global Crossing has also paid to us approximately $2.2 million for payroll and federal tax refunds received by it for periods prior to and including the date of the IPC Information Systems Acquisition. Global Crossing is also required to pay us any future tax refunds or credits it receives applicable to IPC Information Systems, Inc. and its subsidiaries for these periods.

     As part of the settlement and rejection agreement, we also entered into a second amendment to the network services, channel sales and transition services agreement. Under the second amendment, we no longer have any obligation to market or resell Global Crossing’s channel network services to its customers. In addition, the restrictions on our ability to compete with Global Crossing will terminate on June 20, 2004 (instead of December 20, 2004), or, on June 20, 2003 (instead of December 20, 2003) in connection with a business combination transaction with an unrelated third party that is or becomes a competitor of Global Crossing. Finally, pursuant to the settlement and rejection agreement, we will be permitted to use any other provider of network services for our own internal purposes provided its aggregate annual payments to Global Crossing and their subsidiaries is at least $48,000. Neither this second amendment nor the first amendment to the network services, channel sales and transition services agreement was signed by Asia Global Crossing Asia Pacific Commercial, Ltd., a former Global Crossing affiliate that was an original signatory to this agreement. Accordingly, with respect to Asia Global Crossing Asia Pacific Commercial, Ltd., the non-compete restrictions contained in the original network services, channel sales and transition services agreement have not been suspended and our ability to engage in certain new lines of business activities in Asia is restricted.

Comparison of YTD 2003 to YTD 2002

     Cash provided by operating activities was $11.0 million for YTD 2003 as compared to $42.0 million for YTD 2002. This decrease of $31.0 million is primarily due to decreases from changes in accounts receivable and inventory as compared with the prior period, offset in part by increases in cash from increased customer advances and the lower net loss. In the YTD 2002 period, we benefited from cash inflows from the improvement of working capital through the decrease of accounts receivable and inventory balances. The improvement of accounts receivable for YTD 2002 was a direct result of improved collections both in the US and internationally. The progress in this area during YTD 2002 plateaued during YTD 2003 and balances are being maintained at a more comparable level. The change in inventory balances relates to the timing of the completion of jobs under contract until they are completed and realized through the statement of income. The inventory balance at June 30, 2003 reflects several projects currently underway versus no installation projects of comparable size in YTD 2002. These factors were partially offset by the increase in customer advances compared with the prior period, which represent collections on billings for jobs that have not yet been completed, combined with a smaller net loss in YTD 2003 as compared to YTD 2002.

     Cash provided by investing activities was $4.5 million for YTD 2003 as compared to cash used of $350.4 million for YTD 2002. Cash provided by investing activities for YTD 2003 related to the net cash received of $4.2 million as a result of the settlement and rejection agreement with Global Crossing, combined with the cash provided by our acquisition of Gains on April 30, 2003 totaling $4.1 million relating to the existing cash on hand of Gains at the date of acquisition. The acquisition of Gains provided cash to us as the consideration for the transaction was non-cash and paid in our common stock. Upon acquisition of Gains, the existing cash on Gains’ balance sheet results in a cash inflow. This activity was partially offset by capital expenditures of $3.9 million in YTD 2003. Cash used in investing activities for YTD 2002 related almost exclusively to cash used to fund the IPC Information Systems Acquisition.

     Cash used in financing activities was $18.9 million for YTD 2003 as compared to cash provided by financing activities of $357.1 million for YTD 2002. Cash used in financing activities in YTD 2003 represented the voluntary prepayment of $14.0 million of principal on our senior secured credit facilities in addition to the normal amortization repayment of principal as required under the terms of our senior secured credit facilities. $0.3 million of cash used in financing activities related to debt issuance costs from the amendment to our credit facilities. Cash provided by financing activities in YTD 2002 included $140 million of common equity contribution from a group led by GSCP 2000 and its affiliates, the proceeds from the sale of $150 million of senior subordinated notes, and the borrowing of $105 million under our senior secured credit facilities. These inflows were partially offset by outflows of $15.1 million of intercompany activity that occurred prior to the IPC Information Systems Acquisition and issuance costs for the financing of the IPC Information Systems Acquisition.

     The effect of exchange rate changes on cash represents increases and decreases in various currencies when translated into US dollars. As an international company, we are subjected to currency fluctuation risk, which resulted in a net decrease of cash of approximately $0.9 million in YTD 2003 as compared to a decrease of $0.8 million in YTD 2002. Currently our largest currency exposure is to the British Pound and the Canadian Dollar, although we have additional exposure, to a lesser extent, to the Euro, Australian Dollar, Japanese Yen, Hong Kong Dollar and Singapore Dollar.

Capital Resources and Expenditures

     We expect that our capital expenditures for fiscal year 2003 will be approximately $7.0 million, however, actual capital expenditures for fiscal year 2003 may be greater. We expect to increase spending on capital expenditures in subsequent years, but are limited to the amount of capital expenditures in any fiscal year by our capital expenditure covenant in our credit agreement, as amended. The limits imposed by our credit agreement are $8.0 million for fiscal 2003 and $12.0 million thereafter. We have no off balance sheet arrangements.

     Our primary future uses of cash will be to fund interest expense and principal repayments on our debt, capital expenditures, research and development efforts and working capital as needed for potential strategic acquisitions and/or alliances. Our primary future sources of cash will be cash flows from operations, primarily the design, manufacture, installation and service of turret systems for the trading operations of investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers and insurance companies, and, if necessary, borrowings under the revolving credit facility. At June 30, 2003, we had $21.0 million of unrestricted cash. The amount of unrestricted cash on our balance sheet was affected by both the voluntary prepayment of debt under our senior secured credit agreement and the settlement agreement with Global Crossing mentioned above. Additionally, we had liquidity available to us of $10.7 million through our $15.0 million revolving credit facility under our senior secured credit facilities, under which there were no amounts outstanding at June 30, 2003 ($15.0 million revolving credit facility reduced by outstanding letters of credit of $4.3 million at June 30, 2003).

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

Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Payments Due by Period

		Less than	1-3	4-5
Contractual Obligations:	Total	1 year	years	years	After 5 years

Deferred Compensation Agreements	$5,322	$633	$1,491	$955	$2,243
Deferred purchase consideration	3,128	3,128	—	—	—
Long-Term Debt	202,446	5,827	27,680	18,939	150,000
Operating Leases	29,951	5,964	9,673	8,156	6,158

Total Contractual Cash Obligations	$240,847	$15,552	$38,844	$28,050	$158,401

	Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1-3	4-5
Other Commercial Commitments:	Committed	1 year	years	years	Over 5 years

Line of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	4,250	4,250	—	—	—
Guaranties for Global Crossing Affiliates	5,230	2,256	2,974	—	—

Total Commercial Commitments	$9,480	$6,506	$2,974	$—	$—

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, “Accounting for Impairment of Long-Lived Assets” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 was adopted by us on October 1, 2002. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of Opinion 30. Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS 145. We adopted SFAS 145 on October 1, 2002. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which nullified EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 on January 1, 2003. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

     In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements”. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes”. We are still assessing the impact of the adoption of EITF 00-21, but do not believe it will have a material impact on our condensed consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and we have adopted those requirements in our condensed consolidated financial statements. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. We applied FIN 45 in connection with the March 13, 2003 settlement and rejection agreement with Global Crossing. We have reflected the fair value of guarantees on behalf of Global Crossing in our June 30, 2003 condensed consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 amends SFAS 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002, and are included in these condensed consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which requires variable interest entities (commonly referred to as SPE’s) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 become effective for us during the fourth quarter of our 2003 fiscal year. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. We are currently evaluating the provisions of FIN 46, but do not believe the adoption will have a significant impact on our condensed consolidated financial statements. In connection with the Purple Voice transaction, the guidance in FIN 46 will require us to consolidate Purple Voice into the condensed consolidated financial statements starting August 1, 2003.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively, with the exception of certain SFAS No. 133 implementation issues that were effective for all fiscal quarters prior to June 15, 2003. Any such implementation issues should continue to be applied in accordance with their respective effective dates. The adoption of SFAS 149 is not expected to have a material impact on our condensed consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have an impact on our condensed consolidated financial statements.

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

Revenue Recognition

     Revenue from product sales and installation is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from our Gains unit, which provides voice and data services to the financial community, is billed in advance and recorded ratably (on a monthly basis) over the contractual period, which is usually one year.

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

     The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of our long-term debt is shown below. Due to current economic conditions, the fair value of our senior subordinated notes and our senior secured credit facilities are below their carrying amounts. Although there were reductions in the prime and LIBOR interest rates in the period from issuance on December 20, 2001 to June 30, 2003, they did not affect the interest rate on our senior secured credit facilities.

	Fair Value	Future Principal Payments
	on June
(dollars in millions)	30, 2003	2003	2004	2005	2006	2007	Thereafter	Total

Long-Term Debt:
Fixed Rate:
Senior Subordinated Notes, interest payable at 11.50%, maturing 2009	$159.0	$—	$—	$—	$—	$—	$150.0	$150.0

Variable Rate:
Senior Secured Credit Facilities Term Loan (7.50% at June 30, 2003)	$51.9	$1.4	$5.8	$5.8	$29.9	$9.5	$—	$52.4

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

     As of the end of the period covered by this report, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). The evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) was made known to them by others within the Company’s consolidated group during the period in which this report was being prepared and that the information required to be included in the report has been recorded, processed, summarized and reported on a timely basis.

     During the Company’s most recent fiscal quarter, there have been no significant changes in the Company’s internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II — Other Information:

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(A)	EXHIBITS

10.1	Employment agreement between the Company and Lance Boxer, dated June 19, 2003.

10.2	Share Purchase Agreement, dated January 22, 2003, between Gains Acquisition Corp., Gains Asia Acquisition Corp. and Gains International Infocom Holdings BV.

10.3	Call Option Deed, dated January 22, 2003, between Gains International Infocom Holdings BV, IPC Acquisition Corp. and IPC Information Systems, Inc.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on June 20, 2003. The Form 8-K was for the purpose of announcing that on June 20, 2003, the Company announced the appointment of Lance Boxer to the newly created position of chief executive officer, effective July 15, 2003, and that its president Greg Kenepp will take on the additional title of chief operating officer.

The Company filed a report on Form 8-K on May 7, 2003. The Form 8-K was for the purpose of announcing that on May 6, 2003, the Company issued a press release regarding its financial results for its second quarter ended March 31, 2003.

The Company filed a report on Form 8-K on May 5, 2003. The Form 8-K was for the purpose of announcing that on April 30, 2003, the Company exercised its option to purchase Gains International (US) Inc. and Gains International (Europe) Limited from Goldman Sachs Capital Partners 2000 and other private equity funds affiliated with Goldman, Sachs & Co., who own substantially all of the Company’s common stock.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Acquisition Corp.

Dated: August 14, 2003	By: /s/ TIMOTHY WHELAN
Timothy Whelan Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)