Form 10-K
period 2003-09-30
IPC ACQUISITION CORP
filed 2003-12-24
CIK 1166720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

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
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The common stock of the registrant is not publicly traded. Therefore, the aggregate market value of the common stock is not readily determinable.

As of November 30, 2003, 14,724,380 shares of common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits are incorporated by reference in Item 15 of this report.

IPC ACQUISITION CORP.
FORM 10-K
For the Fiscal Year Ended September 30, 2003
INDEX

PART I

Item 1. Business

Overview

     Our primary business is the design, manufacture, installation and service of turret systems for the trading operations of the financial community, which includes investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers and insurance companies. Turrets are specialized telephone systems that are designed for high reliability and provide users instant access to hundreds of dedicated telephone lines that are directly connected to other trading partners and customers. Traders, brokers and salespersons occupy desks known as trading positions from which they trade various financial instruments including stocks, bonds, currencies, and futures using turrets. We are the leader in the turret industry, based on our base of approximately 110,000 turrets and related equipment installed in trading positions worldwide. We also install and service the cabling infrastructure and networks within buildings that connect voice and data communications devices for traders and others in the global financial, trading and exchange trading industries, as well as sell network voice and data services to customers primarily in the financial community. Our customers include Deutsche Bank, JPMorgan Chase, Morgan Stanley, Goldman Sachs, UBS Paine Webber, Citigroup/Smith Barney, Bank of America, Lehman Brothers, Wachovia and Dresdner Bank. We have offices in 18 major financial centers and our installed base of turret systems is located in 47 countries, with the majority located in the United States. As of September 30, 2003, we provide maintenance, service and support to more than 669 customers.

     We manage our business through three major operating divisions called Trading Systems, Information Transport Systems, or I.T.S., and Network Services. For the fiscal year ended September 30, 2003, Trading Systems accounted for approximately 76% of our revenues and approximately 97% of our net income, I.T.S. accounted for approximately 20% of our revenues and approximately 14% of our net income and our Network Services division, which was created in April 2003, accounted for approximately 4% of our revenues and approximately (11)% of our net income.

     Our operations include both domestic and international sales. For the fiscal year ended September 30, 2003, domestic sales accounted for approximately 76% of our total consolidated revenues and international sales accounted for approximately 24% of our total consolidated revenues. Sales in the United Kingdom accounted for approximately 16% of our total consolidated revenues, or approximately 67% of our international revenues during this period.

     For the fiscal year ended September 30, 2003, we had a working capital surplus of approximately $45.6 million, net income of approximately $4.0 million and an accumulated deficit of approximately $5.2 million. For the period from November 15, 2001 (date of initial capitalization) to September 30, 2002, we had a working capital surplus of approximately $43.5 million, a net loss of approximately $9.2 million and an accumulated deficit of approximately $9.2 million. For the fiscal year ended September 30, 2001, our predecessor had a working capital deficit of approximately $52.2 million, a net loss of approximately $12.8 million and an accumulated deficit of approximately $32.7 million.

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements and amendments to those filings are filed with the Securities and Exchange Commission and are available free of charge on our website at www.ipc.com under the “Investors and Media” caption as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission. Our filings are also available to the public at the website maintained by the Securities and Exchange Commission at www.sec.gov.

History

     Our business was established in 1973 as Interconnect Planning Corporation to provide telephone equipment specifically designed for the financial trading community. The business originally went public in 1983. In 1986, it was acquired by Contel Corporation and became known as Contel IPC. Shortly thereafter, Contel IPC opened our current manufacturing facility in the United States and commenced operations in the United Kingdom. In 1990, Contel was acquired by GTE, and in October 1991, GTE sold the business to Richard and Peter Kleinknecht and others who renamed the business IPC Information Systems, Inc. In October 1994, IPC Information Systems, Inc. completed an initial public offering, and in April 1998, Citicorp Venture Capital Ltd. acquired the business. In December 1998, we purchased the assets of Reuters Voice Systems, a business unit of Reuters Group PLC, which included 9,000 trading positions. In June 1999, we acquired V-Band Corporation, which included 17,000 trading positions. In June 2000, IPC Information Systems, Inc. was acquired by Global Crossing Ltd., and in July 2001, Global Crossing sold our Asian operations to Asia Global Crossing Ltd. In November 2001, IPC Acquisition Corp. was incorporated by a group led by GS Capital Partners 2000, L.P., or GSCP 2000, and other private equity funds affiliated with Goldman, Sachs & Co., to acquire IPC Information Systems from Global Crossing Ltd. and its affiliates. IPC Acquisition Corp. did not have any assets or operations prior to its acquisition of IPC Information Systems. In December 2001, Global Crossing and its affiliates sold IPC Information Systems to IPC Acquisition Corp. In March 2002, we purchased the international customer base and related assets of the turret business of Hitachi, Ltd., which included approximately 1,800 positions. In April 2003, we acquired Gains International (US) Inc. and Gains International (Europe) Limited, which provide voice and data services to the financial community, from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. In August 2003, we invested in Purple Voice Holdings Limited, or Purple Voice, which will allow us to provide users such as researchers, analysts, and retail brokers who are based off the main trading floor with seamless access to audio broadcasts, intercom calls, group calls and hoot and holler applications, an open broadcast system that allows users to communicate with other users located around the world, regardless of the user’s location. IPC Information Systems, Inc., a Delaware corporation, is expected to convert to a Delaware limited liability company.

Trading Systems

     Our Trading Systems division designs, manufactures, sells, installs and maintains turret systems. Our turret systems can support up to 4,000 trading positions and 23,000 telephone lines, and can be networked to build one integrated trading floor across multiple sites. The largest trading floor that currently uses our products has approximately 2,500 trading positions and approximately 14,600 telephone lines. These turret systems incorporate a proprietary design, including many features designed to increase trader productivity, such as:

•	expanded access to telephone lines;

•	rapid call completion;

•	high voice quality;

•	built-in redundancy;

•	trader mobility;

•	personalized call button layouts; and

•	the ability to implement system upgrades via software changes as opposed to hardware changes.

     We anticipate that the continuing emphasis on disaster recovery and contingency planning will lead to increased purchases of new turret systems and related services by our customers.

     Industry Overview

     The turret systems industry is characterized by a small number of manufacturers who have developed highly specialized voice communications systems sold primarily to companies in the financial community. Traders require highly reliable, “non-blocking” simultaneous access to multiple lines which cannot be provided by traditional telephone systems used by companies. Turret systems must be highly reliable because of the time-sensitive nature of trading activity and the high potential opportunity cost of a service outage. As a result, product reliability is one of the most significant factors in choosing among turret system vendors. Other factors include service quality and the ability to provide a standardized technology platform on a global basis. We believe our market leadership is based on our success in meeting customer requirements.

     We have found that demand for new turret systems is primarily event-driven. We believe the key events that drive demand are:

•	physical facility moves of trading positions;

•	customer decisions to upgrade technology;

•	the standardization of trading platforms worldwide; and

•	the addition of new trading positions due to customer growth.

     Facility moves are triggered primarily by:

•	beneficial real estate pricing or lease/sublease arrangements;

•	merger and acquisition activity among firms;

•	obsolescence of trading facilities; and

•	headcount changes beyond current facility capacity.

     Disaster recovery and contingency planning have gained increasing importance among our customers and we anticipate increased growth in this area. In addition, categories such as derivatives, the emergence of new specialty firms such as sector-focused hedge funds, and the expansion of firms internationally drive new purchase orders for turret systems. Demand is also fueled by customer decisions to upgrade technology and standardize trading platforms worldwide.

Organizational Structure

Trading Systems has five major focus areas:

•	Advanced Communication Systems. We provide highly reliable voice communications between institutional traders, their trading counterparties and their associated middle and back office support personnel. We believe our flagship Alliance MX trading platform, which is the back office system that manages voice communications from turret users, is currently the industry’s most widely used platform and is used by a majority of our customers. To meet evolving client needs, we also offer turrets and other products that integrate voice, data, and video at the trading position utilizing Voice over Internet Protocol, or VoIP, technology. VoIP is the method by which voice communication is delivered from one computer to another over a network. Our VoIP turret, known as the IQMXTM system, is the first turret in the industry to utilize VoIP technology. As of September 30, 2003, we have delivered approximately 13,000 IQMX positions.

•	Application Development. We develop software applications that integrate our turret systems into our customers’ business environments. Our applications are a strategic extension of our turret systems, providing value-added solutions that help to automate trading activities. In addition, we have published our application program interface, or API, to allow third-party software vendors to deploy software solutions that interoperate with our turret systems.

•	Rich Media Delivery. Rich Media Delivery allows users to access Internet Protocol, or IP, based media services, including broadcast television and streaming online programming on the turret. Enabled by broadband IP connectivity, we believe Rich Media services are beginning to change the way people communicate and access information. We address this market opportunity through our TraderVision desktop video application that runs on our IQMX.

•	Professional Services. Our project management, field service and development organizations provide a variety of customized services to our customers to support the needs of their complex trading floors. Customized product and application developments coordinated through an experienced staff of more than 90 professionals, with significant experience in trading communications.

•	Service and Support. Global service and support are an important part of Trading Systems’ value. Our 24-hour-a-day, 7-day-a-week global operations organization supports clients in 36 countries through both contract-based maintenance services and on an as-needed basis. Often these services involve teams of dedicated on-site personnel. Because of the mission-critical nature of our products, our service standards are higher than those typically offered for other commercial products. We also receive service revenue through moves, adds and changes, or MACs, of existing trading positions.

     In June 2003, we launched a new service called Managed Services, which is a suite of services that can manage trading floor voice operations and all associated infrastructure worldwide. Through Managed Services, we can custom design a customer’s services suite to operate in tandem with their own resources, internal business processes and user needs.

IPC Managed Services products include:

•	IPC Trader Voice Service. IPC Trader Voice Service can deliver a single trading floor communications solution globally. We can assume responsibility for the day-to-day operations of voice trading systems and related equipment to ensure a uniform user experience worldwide that is backed by a premium level of service.

•	IPC Connectivity Service. IPC Connectivity Service can simplify the complexity of circuit management while maintaining carrier diversity so that customers can stay in control of trading floor connectivity. We can design, provision, coordinate site installation and provide button-to-button testing for all voice and data circuits.

•	IPC Hoot and Holler Service. IPC Hoot and Holler Service is a secure, high quality conference solution that can support specialized design requirements for hoot and holler applications. We can manage the entire process from network design through on-going monitoring and maintenance.

     Competition

     In the worldwide market for turret systems, our principal competitor is Syntegra, an affiliate of British Telecom. While we and Syntegra are the two largest providers of turret equipment and service worldwide, there are smaller competitors that have historically achieved strong market shares in their respective domestic markets. These competitors include Etrali S.A., an affiliate of France Telecom, Hitachi Ltd., and Siemens A.G. In the future, we expect additional competition from start-up entities and others that are developing both equipment and software based products and service offerings, including call center systems and other telephony software and equipment focused on deployment over the Internet. Although competitive pricing pressures could cause us to lose market share to these companies, we believe we are able to compete effectively due to the high quality of our products, our experience and reputation for providing outstanding service, our ability to provide a standardized technology platform on a global scale and our investment in research and development that focuses on new products and technologies. It has been those competitive strengths that have enabled us to be the industry leader in the turret market.

     Products and Services

     Our Trading Systems division designs, manufactures, installs and maintains turret systems, highly specialized telephone systems that are used by traders, brokers and other salespersons in the financial trading industry to trade financial instruments, including stocks, bonds, currencies and futures. Within the trading operations of the financial community, traders, brokers and salespeople occupy desks known as trading positions from which they trade various financial instruments including stocks, bonds, currencies, and futures. A variety of equipment is located on top of these desks to enable traders to obtain information and communicate when making trades. This equipment includes computers, market data screens and turrets (known in Europe as dealerboards).

     Key features of our turret systems include:

•	Reliability. On a trading floor, a lost connection could result in a lost transaction, and the outage of the entire telecommunications system would mean that the traders would not be able to make transactions in response to real time market conditions, which could be damaging to a trading firm from a financial and reputational perspective. Our turret systems are designed with redundant equipment and circuitry that have parallel internal transmission paths to ensure that no single failure within the system can cause a failure of the entire system.

•	Call Capacity. Our turret systems are designed to allow every user to be on one or more telephone lines simultaneously without blocking other calls or the degrading of call setup speed. A typical turret system has two handsets for conversation and a number of speaker channels available for monitoring a large number of telephone lines. The turret system also allows many connections to be in progress simultaneously. For example, a broker may have a buyer on the left handset and a seller on the right handset while monitoring speaker channels for other trading activity. The Tradenet MX and the Alliance MX systems, discussed below, are designed to support up to 23,000 telephone lines in simultaneous use by up to 2,000 and 4,000 trading positions, respectively.

•	User Programmability and Mobility. Our turret systems allow each trader to customize the system with personal speed-dial and direct connections and associated displays, and to store personal settings in memory in the system’s backroom switching equipment. A trader can access his customized settings from any other turret on the system at the same location or at any remote network-linked location.

Our turret systems products and services include:

•	VoIP Desktop Turret Systems. We believe our VoIP turret systems, branded IQMX, will simplify and expand a traders’ ability to access and integrate information from all sources — voice, video and data — on one platform and enhance the opportunities for creating new tools and advanced network services that accommodate traders’ needs for instantly accessible and readily managed information from all sources. The IQMX includes four basic modules:

•	The Control Module is the primary building block of the turret system. It includes controls for two handsets, a telephone keypad, ten soft keys and 30 dynamic buttons per page. These give end-users access to as many as 600 lines.

•	The Application Module is designed around a high-resolution, full color touch screen. The module includes 40 on-screen dynamic buttons per page, eight soft keys and the equivalent of a Slimline ClearDealTM 8-channel speaker module. The application module is capable of delivering new services, including broadcast television, streaming media and the Internet.

•	The 4-Channel Speaker Module consists of four programmable channels, volume control knobs and a speaker. Additional speakers can be added to support up to 32 channels per position.

•	The Button Module includes 30 hard buttons that may access up to 600 lines across multiple pages and an integrated 8-channel speaker module.

Customers can combine these modules for flexibility to meet a trader’s button and speaker requirements.

•	Voice Trading Systems—Desktop Trading Consoles. We have developed a variety of desktop trading consoles including:

•	ICMX. The ICMX is a VoIP intercom module built for the Alliance MX platform. It extends intercom functionality to managers, support staff and other non-traders, providing hands-free communication between sites, a unified numbering plan, group calls and all calls and support for hoot and holler applications.

•	MX Slimline. MX Slimline consoles offer the same basic features and functions as our IQMX turret offering, with more traditional network connections as opposed to VoIP.

•	Slimline ClearDeal. The Slimline ClearDeal speaker is similar in operation to the IQMX 4-channel speaker, but with a capacity of 8 speaker channels. Like the MX Slimline turret, the ClearDeal does not make use of VoIP technology.

•	TradePhone MX. The TradePhone MX is a multi-button telephone that is designed to operate with both the Tradenet MX and the Alliance MX switching platforms. This product is targeted at support personnel located off the trading floor who communicate directly with traders. The TradePhone MX is a cost effective solution that provides the functionality of a turret system in a scaled down version.

•	ExchangeFone II. Specialized products such as our ExchangeFone II telephone system were designed specifically for exchange floors and work with our Alliance MX voice trading system and the Tradenet MX.

•	Voice Trading Systems—Backroom Switching Platforms. We have developed a variety of backroom switching platforms. Our backroom switching platforms include:

•	Tradenet MX. Introduced in 1992, Tradenet MX is our first digital system. The fully digital proprietary system, based on a fault tolerant switch is not vulnerable to isolated component failure. Its distributed architecture design provides reliability by harnessing the computing power of multiple SUN® Microsystems SPARC microprocessors throughout the system and provides rapid and easily programmable switching of voice calls. Tradenet MX is designed to allow software upgrades without major hardware upgrades, which enables us to respond rapidly to market developments or to a customer’s request.

•	Alliance MX. Introduced in 1997, the Alliance MX offers all of the same functionality as the Tradenet MX but provides higher density configurations, four times the switching bandwidth, universal slots, on-demand selective recording and a simplified power distribution system.

•	Alliance VS/MX. Alliance VS/MX is the backroom switching platform offered to small offices with up to 32 traders. The Alliance VS/MX system chassis is housed in a reduced size cabinet and plugs into a standard electrical outlet. Alliance VS/MX is a digital connectivity panel with universal slots which enables it to provide traditional voice functions and gives it the ability to act as a gateway to the data network.

•	Alliance MX Integrated Recorder. One integral part of the trading environment is call recording. It can resolve problem trades, reduce liability insurance premiums and train new recruits. By incorporating the recording function into the Alliance MX system, Trading Systems offers increased recording capacity, plus advanced features such as trader-initiated recording, call marking for quick retrieval, selective recording and trader-controlled playback with quick access to the last 10 calls.

•	Integrated Software Applications. We have developed software applications to complement our turret systems:

•	TradeSmart CTI. Computer Telephony Integration, or CTI, is the method by which computers communicate with telephone systems. The TradeSmart CTI is a suite of software applications that allows traders and their support staff to enhance their productivity, profitability and effectiveness. These applications allow traders to, among other things, prioritize incoming calls to maximize profitability, as well as provide a call log history that gives traders information on the nature of incoming calls.

•	Application Programming Interface. API enables clients’ programming staff and third-party vendors to develop integrated applications for our voice trading systems. Many customers have comprehensive, in-house programming staffs to build all of their trading floor applications. We complement them by providing a Software Developer’s Kit, or SDK, a tool that allows developers to write software applications that access the Alliance MX turret system.

•	Custom-Developed Applications. Our professional services department is dedicated to delivering customers solutions that enhance their trading systems. These solutions may include elements from the TradeSmart CTI standardized product offerings, as well as customized software that solves specific business problems. Custom-developed applications extend the functionality of the Alliance MX turret systems and integrate the turret system with other applications running on the trading desk.

•	Purple Voice. IPC UK Holdings Limited, or IPC UK, one of our subsidiaries, entered into a series of transactions with Purple Voice, a business-to-business IP software company that provides VoIP solutions to the financial community. As a result of these transactions, which closed on August 1, 2003:

•	IPC UK acquired approximately 40% of the currently outstanding common shares (calculated on a non-diluted basis) of Purple Voice, together with a warrant for additional shares from certain minority shareholders of Purple Voice, for approximately $120,000;

•	IPC UK invested $1.0 million in a 7% secured convertible note, due September 2007, issued by Purple Voice, which is convertible into 49% of Purple Voice’s share capital on a fully diluted basis;

•	the remaining shareholders of Purple Voice granted a call option to IPC UK, which permits IPC UK to acquire the remaining issued share capital of Purple Voice for an aggregate amount of $0.8 million, plus an earn-out of up to $9.0 million, dependent on certain revenue targets being met; and

•	IPC Information Systems, Inc. and Purple Voice entered into an agreement under which IPC Information Systems, Inc. has been appointed Purple Voice’s exclusive reseller worldwide.

With our recent investment in Purple Voice, we will provide users such as researchers, analysts, and retail brokers who are based off the main trading floor with seamless access to audio broadcasts, intercom calls, group calls and hoot and holler broadcasts regardless of the user’s location. Purple Voice software operates on standard personal computers over existing corporate data networks and integrates with our turret systems via the Alliance MX switch.

•	TradeCentral Applications Platform and IP-Video. We have also developed video applications to complement our turret systems. The first applications were launched in June 2002:

•	TraderVision™ Streaming Video. TraderVision is a video application that allows traders to access media services, including broadcast television and streaming online programming via the IQMX applications module. Up to 30 channels are supported.

•	TradeCentral™ Applications Platform. TradeCentral is the platform used to operate applications on the IQMX applications module. It also permits third-party software vendors to deploy software solutions that operate on our IQMX applications module.

•	Turret System Installation, Maintenance and Support. The installation of a turret system involves extensive planning to ensure that all materials and labor are coordinated to be completed on-time and within budget. Detailed analysis is performed, defining all required features and lines. The cabling infrastructure is installed and tested prior to delivery of backroom switching equipment. The desktop consoles are installed and the complete system is rigorously tested. In addition to turret system installation, we provide contractual maintenance services to our customers, which provide us with recurring revenue which in the fiscal year 2003 accounted for $88.5 million, or 43.9% of Trading Systems total revenues of $201.5 million.

     Sales and Marketing

     Our Trading Systems sales efforts are organized on a global basis to promote relationships with, and to provide enhanced services to, customers that have significant global operations. The organization is managed through three regions. The regions and associated direct offices include:

•	The Americas, which include Atlanta, Boston, Chicago, Cincinnati, Connecticut, Dallas, Houston, Los Angeles, Minneapolis, New Jersey, New York, Philadelphia, San Francisco and Toronto;

•	Europe, the Middle East and Africa, or EMEA, which includes London, Frankfurt and Milan; and

•	Asia Pacific, which includes Hong Kong, Singapore, Sydney and Tokyo.

     Distributors are used in emerging markets, in territories where the installed base does not support a direct presence and where language and cultural differences require a local presence. Key areas covered by distributors include:

•	Latin and South America, including Argentina, Brazil, the Caribbean, Chile, Mexico and Venezuela;

•	EMEA, including Italy, Portugal, Russia, Saudi Arabia, Scandinavia, South Africa, Spain, Sweden, Turkey and the United Arab Emirates; and

•	Asia, including India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Taiwan and Thailand.

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

     We manage our business through the Sales Information System, or SIS, that tracks and forecasts five quarters of customer demand on a job-by-job basis. This system is used by our sales and finance departments to project quarterly results, and by our manufacturing department to assist in schedule production and procurement.

     An SIS report is maintained for each direct office or distributor. It is updated and managed on a bi-weekly basis through the regional sales organizations. The results and the overall performance of the business are consolidated automatically and reviewed at a monthly business review by our sales, finance, operations, manufacturing and engineering departments.

Information Transport Systems

     Our I.T.S. division provides physical connectivity within buildings among both voice and data communications devices, including turret systems, telephone switching equipment, traditional telephone systems, facsimile machines, computer networks and video conference facilities. The I.T.S. organization targets its business towards medium to large companies in the New York metropolitan area. I.T.S. also bundles its services with Trading Systems products so that customers, construction consultants and general contractors can benefit from a turnkey trading floor solution from a single vendor. Because information and communications systems are mission–critical functions, many customers prefer that the same company installs and maintains their turret systems and the cabling that supports them.

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

     Organizational Structure

     Our I.T.S. division has two major focus areas:

•	Structured Cabling Systems. Providing a customer with cabling infrastructure includes several distinct phases: network design, documentation, installation, certification and ongoing service and maintenance. I.T.S. offers its cabling infrastructure customers design input on various system elements, including diversity of cable routing, uninterruptible power systems, security safeguards and cable management systems. I.T.S. has narrowed its focus on the higher margin components of design, installation and support of LANs, WANs and data connectivity and reduced its involvement in the more competitive and lower margin cabling infrastructure projects. I.T.S. places special emphasis on the testing and certification phases of the project because today’s high-speed networks demand that products be installed in accordance with strict manufacturer specifications.

•	Network Maintenance and Support. I.T.S. offers a broad line of post-installation maintenance and support services to customers for MACs or as part of a technical services contract. These contracts provide customers with access to a wide range of our technical and operational resources, including network engineering analysis, on-site technical support, help desk support, user training and network reconfiguration. I.T.S. technicians maintain close relationships with their customer counterparts to ensure service reliability.

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

     Products and Services

     Our I.T.S. division provides cabling infrastructure, design, implementation and maintenance services for high speed data networks, including LANs and WANs. This business line includes four major product and service areas: (1) value-added services; (2) networking products; (3) cabling infrastructure; and (4) network maintenance and support. Customers purchase these products and services on a stand-alone basis or in bundled combinations. All of our fiscal year 2003 I.T.S. revenue was from projects performed in the New York City metropolitan area. In addition, I.T.S. has a core group of highly skilled project managers and design engineers who are dispatched to manage installation projects. Our I.T.S. division provides the following products and services:

•	Value-Added Services. We provide a wide range of value-added services, including network and trading room design, consulting, engineering implementation, project management, staging and operational testing of workstations and technology and operational outsourcing.

•	Networking Products. We market and service a full line of third-party manufactured networking products including LAN hubs, adapters, bridges, routers, network management software and protocol converters. We are a certified reseller of third-party networking products. We sell these products on a stand-alone basis or fully installed, configured and integrated with customer systems.

•	Cabling Infrastructure. Cabling infrastructure provides physical connectivity within buildings among communications devices, including turret systems, telephone switching equipment, traditional telephone systems, facsimile machines, computer networks and video conference facilities. Providing a customer with cabling infrastructure includes several distinct phases: network design, documentation, installation, certification and ongoing service and maintenance. We offer our cabling infrastructure customers design input on various system elements, including diversity of cable routing, uninterruptible power systems, security safeguards and cable management systems.

•	Network Maintenance and Support. We offer a broad line of post-installation maintenance and support services to customers for MACs or as part of a technical services contract. These contracts provide customers with access to a wide range of our technical and operational resources, including network engineering analysis, on-site technical support, help desk support, user training and network reconfiguration. These services provide us with a recurring revenue stream, which in fiscal year 2003 accounted for $9.1 million, or 17.1% of I.T.S. total revenues of $52.8 million.

     Sales and Marketing

     Through a coordinated sales and marketing effort with Trading Systems, I.T.S. is able to position itself early in the contract bid process. Sales of turret systems for a new or reconfigured trading floor have significantly more lead time than bidding and contracting for cabling services. As a result, I.T.S. often has knowledge regarding large projects in a customer’s pipeline before its competition. The ability to market and sell the I.T.S. product into the Trading Systems customer base is an important synergy that exists between the two divisions. I.T.S. has one employee dedicated to sales, with responsibility for developing and managing relationships with general contractors and construction consultants.

Network Services

     Industry Overview

     Our Network Services division provides network voice and data services primarily to the financial community over a global network linking many major financial centers. The voice or data lines are provided to customers by linking the customer sites to the nearest point of the global network. Network Services, which has offices in New York and London, currently targets its business towards companies in the United States and Europe and connects trading counter-parties across six continents.

     Competition

     Competitors of our Network Services division generally are the large telecommunications providers such as AT&T, MCI, Sprint, British Telecom, and Deutsche Telecom, as well as specialist telecommunication providers such as Global Crossing, Westcom, Etrali, Sector and Radianz. Management believes that our Network Services division achieves a small market share when compared to our competitors. This niche market for telecommunications providers is extremely competitive, is highly price and performance sensitive and is subject to risk from technology change.

     Product and Services

     The following are some of the products and services that our Network Services division provides:

•	Ring Down. This service provides an instantaneous connection between two parties.

•	Hoot and Holler Broadcast. Hoot and Holler Broadcast is a dedicated private network that allows multiple users to access a continuously open network line.

•	T1/E1. A T1/E1 is a digital transmission line used to link different locations together.

•	DS3. A DS3 is a high-speed digital transmission line used to link different locations together. DS3 lines have traditionally been used by our customers to support customer disaster recovery programs.

•	Corporate Virtual Private Network. Provides a customer with interoffice bandwidth used primarily to transfer data within a customers’ office.

Customers

     In general, our customers are concentrated primarily in the global financial, trading and exchange trading industries. We also provide equipment and services to commodity trading operations in non-financial firms. Historically, almost all of our consolidated revenues have been derived from sales to customers in the financial trading community. Our customers include Deutsche Bank, JPMorgan Chase, Morgan Stanley, Goldman Sachs, UBS Paine Webber, Citigroup/Smith Barney, Bank of America, Lehman Brothers, Wachovia and Dresdner Bank, which were our top 10 customers for the 2003 fiscal year. These customers accounted for approximately 61% of our total consolidated revenues in the 2003 fiscal year. For the 2003 fiscal year, one customer accounted for approximately 21% of our total consolidated revenues. There were no other customers in the 2003 fiscal year that accounted for more than 10% of our total consolidated revenues and our total consolidated accounts receivable balance at September 30, 2003. For the 2002 fiscal year, no single customer accounted for more than 10% or more of our total consolidated revenues.

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

     For the fiscal year ended September 30, 2001, the period from October 1, 2001 to December 20, 2001, the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the fiscal year ended September 30, 2003, we recorded expenses of $15.5 million, $3.5 million, $11.6 million and $11.7 million, respectively, on research and development. As of September 30, 2003, we employed approximately 80 persons in the area of research, development and product engineering.

Backlog

     Our estimated consolidated order backlog was $39.4 million and $43.0 million at September 30, 2002 and 2003, respectively.

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

Employees

     As of September 30, 2003, we had 650 full-time non-union employees worldwide with 590 associated with Trading Systems, 10 associated with I.T.S. and 50 associated with Network Services. This includes 420 in North America, 180 in EMEA, and 50 in Asia. Of these, 75 were engaged in marketing and sales, 80 in research, 100 in manufacturing and 395 in branch operations, finance and corporate administration.

     As of September 30, 2003, approximately 370 of our United States workers are represented by collective bargaining units, including approximately 330 workers who are retained under labor pooling agreements that IPC Information Systems has entered into with Kleinknecht Electric Company, a New York corporation, or KEC-NY, and Kleinknecht Electric Company, a New Jersey corporation, or KEC-NJ, each a former affiliate of ours and companies owned by one of our minority stockholders. Under these agreements, KEC-NY and KEC-NJ are signatories to collective bargaining agreements with the union locals that represent these employees. In addition, pursuant to these agreements, KEC-NY and KEC-NJ are responsible for paying our employees, remitting payroll taxes and making any required contributions to any union benefit plans covering the employees. We reimburse KEC-NJ and KEC-NY for these expenses, pay them a total fee of $50,000 per month and have agreed to indemnify them for liabilities related to our employees. IPC Information Systems, Inc. has a standby letter of credit in place in favor of KEC-NY and KEC-NJ in an amount of $1.5 million for labor compensation and benefits related to these employees. The agreements also require IPC Information Systems, Inc. to indemnify the shareholders of KEC-NJ and KEC-NY for losses, up to $5.0 million, in the event we breach the agreement or otherwise cause the shareholders to be subject to multi-employer pension plan withdrawal liability under Title IV of the Employee Retirement Income Security Act of 1974, as amended.

     We have never experienced a work stoppage. Management believes that current relations with labor are good and that existing union contracts will be renewed.

Item 2. Properties

     We have two product development facilities that are located in Fairfield, Connecticut and Westbrook, Connecticut. Additionally, we lease our executive offices in New York City, our branch offices and sales offices in the United States, United Kingdom, Australia, Canada, Germany, Hong Kong, Italy, Japan, and Singapore, and our network operating centers in New York City and London. The 32,000 square foot Fairfield facility is leased and houses the engineering organization. The 85,000 square foot Westbrook facility owned by us is used for production, with 30,000 square feet designated for assembly and testing, 30,000 square feet designated for warehousing and 25,000 square feet designated for administrative purposes. The production facility is scaleable and has sufficient capacity to meet the future anticipated demand. Although we carry insurance, including business interruption insurance, and have a disaster recovery plan on the Westbrook facility, a calamity at the facility could have a material adverse effect on us.

     Prior to the completion of the acquisition of IPC Information Systems, we leased six floors at 67-73 Worship Street, London, England at an annual rate of approximately £565,000, or $942,000, assuming an exchange rate of £1 to $1.667. Of these six floors, we use one floor for office space and an affiliate of Global Crossing uses five floors for telecommunications and networking equipment. Under the lease, which expires in 2010, we remain liable to the landlord for all six floors. Pursuant to the purchase agreement with Global Crossing relating to our acquisition of IPC Information Systems, we entered into a sublease for a portion of these premises with an affiliate of Global Crossing and the landlord has consented to that sublease. Through September 30, 2003, Global Crossing’s affiliate has made all of its required sublease payments.

Item 3. Legal Proceedings

     Except as described below, we are not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business. We believe these proceedings will not have a material adverse effect on our financial condition or results of operations.

     On June 27, 2000, an action was brought against several defendants, including IPC Communications, Inc., in the United States District Court for the Southern District of New York by two telecommunications cabling contractors alleging that IPC Communications, Inc. violated federal antitrust and New York state law by conspiring with the International Brotherhood of Electrical Workers Local Union Number 3, AFL-CIO, and five electrical contractors to exclude plaintiffs from telecommunications wiring and systems installation jobs in the New York City metropolitan area. Subsequently, the complaint was amended to add an additional plaintiff and an additional defendant contractor. We believe the suit is without merit. However, there can be no assurance that the resolution of this lawsuit will ultimately be favorable. Plaintiffs are seeking injunctive relief and damages from the defendants, jointly and severally, in excess of an aggregate of $75.0 million.

     On September 8, 2003, an action was brought against several defendants, including IPC Information Systems, Inc. and its President, in the United States District Court for the Eastern District of New York by Advance Relocation & Storage Co., Inc., a moving company. The complaint alleges that IPC Information Systems, Inc. and 23 other defendants violated the Racketeer Influenced and Corrupt Organizations Act and engaged in tortious interference with prospective business advantage by preventing the plaintiff from obtaining work as a mover in jobs performed in large commercial buildings in New York City. We believe the suit is without merit and intend to vigorously defend against all claims alleged against us in the complaint. Plaintiffs are seeking injunctive relief and damages from the defendants, jointly and severally, in an aggregate amount of approximately $7.0 million.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     There is no public trading market for our common stock. As of November 30, 2003, there were 26 shareholders of record of our common stock. To date, we have not paid any dividends, but do expect to declare and pay a special cash dividend of approximately $18.0 million by December 31, 2003 to all shareholders of record of our outstanding common stock. The indenture governing our senior subordinated notes and our amended and restated senior secured credit facilities place restrictions on our ability to pay dividends in the future.

     On April 30, 2003, we issued 664,380 shares of common stock valued at approximately $5.7 million to GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. in connection with our acquisition of Gains International (US), Inc. and Gains International (UK) Ltd. These shares were sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

	Predecessors (1)

		Period			Period	Period
	Fiscal	from	Period		from	from
	Year	October 1,	from June	Fiscal Year	October 1,	November	Fiscal Year
	Ended	1999 to	15, 2000 to	Ended	2001 to	15, 2001 to	Ended
	September	June	September	September	December	September	September
	30, 1999	14, 2000	30, 2000	30, 2001	20, 2001	30, 2002	30, 2003
(dollars in millions)
Statement of Operations Data:
Total revenue	$265.7	$174.5	$103.7	$279.7	$58.8	$232.8	$264.8
Cost of goods sold (depreciation shown separately) (2)	159.3	102.5	79.8	164.6	32.8	161.1	149.5
Depreciation and amortization	0.7	0.5	0.2	0.8	0.2	0.8	1.9

Gross profit	105.7	71.5	23.7	114.3	25.8	70.9	113.4
Research and development expense	9.8	8.9	4.0	15.5	3.5	11.6	11.7
Selling, general and administrative expenses	36.9	29.5	12.2	33.5	17.1	34.6	47.3
Depreciation and amortization	7.8	6.6	13.8	47.8	10.5	14.3	19.4

Operating income (loss)	51.2	26.5	(6.3)	17.4	(5.4)	10.4	35.0
Interest expense, net	(20.3)	(16.1)	(5.7)	(27.9)	(6.0)	(21.5)	(25.1)
Other income (expense), net (3)	0.4	–	(17.8)	2.0	–	(0.3)	2.0

Income (loss) before income taxes	31.3	10.4	(29.8)	(8.4)	(11.3)	(11.5)	11.9
Income tax provision (benefit) (3)	12.2	4.1	(9.9)	4.4	(0.3)	(2.3)	7.9

Net income (loss)	$19.1	$6.3	$(19.9)	$(12.8)	$(11.0)	$(9.2)	$4.0

Statement of Cash Flow Data:
Cash provided by operating activities	38.5	51.1	18.9	33.3	15.2	32.5	19.4
Cash provided by (used in) investing activities	(12.3)	(2.8)	(1.1)	(9.4)	(1.9)	(352.2)	(0.5)
Cash provided by (used in) financing activities	(48.9)	(47.0)	(16.3)	(23.4)	(15.1)	343.6	(17.6)
Other Data:
EBITDA (4)	60.1	33.6	7.7	68.1	5.4	25.1	58.3
Ratio of earnings to fixed charges (5)	2.5x	1.6x	–	–	–	–	1.4x
Deficiency of earnings to cover fixed charges (5)	–	–	(29.8)	(8.4)	(11.3)	(11.5)	–

	Predecessors (1)

	September 30,

	1999	2000	2001	2002	2003
(dollars in millions)
Balance Sheet Data (at period end):
Cash	$4.9	$3.2	$4.5	$25.3	$25.8
Net working capital	70.1	(6.3)	(52.2)	43.5	45.6
Total assets	226.3	531.4	489.1	430.2	444.9
Long-term debt	222.7	—	—	214.6	204.5
Total debt	242.7	—	—	221.1	205.0
Stockholders’ equity	(87.3)	318.6	244.0	137.0	147.2

(1)  Predecessors refers to the company as it operated (a) on a stand-alone basis through June 14, 2000 as IPC Information Systems, Inc. and (b) through December 20, 2001 following the acquisition of IPC Information Systems, Inc. by Global Crossing. Accordingly, the financial statements from June 15, 2000 through December 20, 2001 reflect the changes and adjustments for purchase accounting as well as changes as a result of ownership under Global Crossing. Accordingly, the financial statement periods are presented in the following manner:

(a)	Fiscal Year 1999 – for the period from October 1, 1998 to September 30, 1999, IPC Information Systems, Inc. operated as an independent company.

(b)	Fiscal Year 2000 – for the period from October 1, 1999 to June 14, 2000, IPC Information Systems, Inc. operated as an independent company. On June 15, 2000, IPC Information Systems, Inc. was acquired by Global Crossing. The period from June 15, 2000 to September 30, 2000 is shown as a separate column as a result of the change in ownership.

(c)	Fiscal Year 2001 – for the period from October 1, 2000 through September 30, 2001, IPC Information Systems, Inc. operated under Global Crossing’s ownership.

(d)	Fiscal Year 2002 – for the period from October 1, 2001 to December 20, 2001, IPC Information Systems, Inc. operated under Global Crossing’s ownership. IPC Acquisition Corp. was formed and initially capitalized on November 15, 2001 and had no assets or operations until it acquired IPC Information Systems on December 20, 2001. The period from October 1, 2001 through December 20, 2001 and the period from November 15, 2001 (date of initial capitalization) through September 30, 2002 are shown as separate columns as a result of the change in ownership.

(e)	Fiscal Year 2003 – for the period from October 1, 2002 through September 30, 2003, we have operated as an independent company.

(2)  For the period from June 15, 2000 through September 30, 2000, cost of goods sold reflects fair value inventory adjustments of $24.9 million associated with the purchase accounting treatment of the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000. Fiscal year ended September 30, 2001 cost of goods sold reflects fair value inventory adjustments of $10.7 million associated with the purchase accounting treatment of the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000. We had no operations prior to our acquisition of IPC Information Systems from Global Crossing on December 20, 2001. For the period from November 15, 2001 (date of initial capitalization) through September 30, 2002, costs of goods sold reflects fair value inventory adjustments of $34.3 million associated with the purchase accounting treatment of the acquisition of IPC Information Systems in December 2001.

(3)  In accordance with Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after May 15, 2002, any gain or loss on extinguishment of debt that was classified as an extraordinary loss in prior periods shall be reclassified. Accordingly, the $10.6 million extraordinary loss on retirement of debt in the period June 15, 2000 to September 30, 2000 has been reclassified as an approximately $17.8 million expense under “Other income (expense), net” and as a tax benefit of approximately $7.3 million under “Provision (benefit) for income taxes”.

(4)  EBITDA represents earnings before interest, taxes, depreciation and amortization. We believe that EBITDA helps investors more meaningfully evaluate and compare the results of our operations from period to period. We believe that our investors, as debt investors and not equity investors, are primarily focused on EBITDA rather than net income, as it is a useful indicator of operating performance and cash generated from operations exclusive of working capital changes.

     Our management uses EBITDA as a measurement of operating performance because it assists us in comparing performance on a consistent basis as it removes the impact of our recent changes in ownership, including different capital structures and asset bases, from our operating results. Management also uses EBITDA as one of its core measures for planning and forecasting overall consolidated company and individual business division expectations and for evaluating actual results against such expectations. We have consistently included EBITDA in presentations to our board of directors and investors to enable them to have the same consistent measurement basis of operating performance used by management. We also use EBITDA as a valuation methodology in assessing the fair value of our reporting divisions for required impairment testing. Further, we use EBITDA measurements for our compensation plans and overall strategy. The most significant component of the financial targets of our management incentive plan are measured and bonuses are paid based on achievement of such EBITDA targets and our overall strategy is directed towards pursuing development opportunities intended to increase EBITDA and/or the valuation multiple of EBITDA our businesses would command on a fair value basis.

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

	Predecessors (1)

		Period			Period	Period
		from	Period		from	from
	Fiscal Year	October 1,	from June	Fiscal Year	October 1,	November	Fiscal Year
	Ended	1999 to	15, 2000 to	Ended	2001 to	15, 2001 to	Ended
	September	June 14,	September	September	December	September	September
	30, 1999	2000	30, 2000	30, 2001	20, 2001	30, 2002	30, 2003
(dollars in millions)
Statement of Operations Data:
Net income (loss)	$19.1	$6.3	$(19.9)	$(12.8)	$(11.0)	$(9.2)	$4.0
Depreciation and amortization	8.5	7.1	14.0	48.6	10.7	15.1	21.3
Interest expense, net	20.3	16.1	5.7	27.9	6.0	21.5	25.1
Loss on retirement of debt	–	–	17.8	–	–	–	–
Income tax provision (benefit), net	12.2	4.1	(9.9)	4.4	(0.3)	(2.3)	7.9

EBITDA	$60.1	$33.6	$7.7	$68.1	$5.4	$25.1	$58.3

(5)  The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, “earnings” include net income (loss) before taxes and fixed charges (adjusted for interest capitalized during the period). “Fixed charges” include interest, whether expensed or capitalized, amortization of deferred financing fees and the portion of rental expense that is representative of the interest factor in these rentals. For the period from June 15, 2000 to September 30, 2000, earnings were insufficient to cover fixed charges by $29.8 million because of the inclusion of the inventory fair value step-up in cost of sales of $24.9 million and the amortization of the goodwill of $6.2 million from the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000. For the year ended September 30, 2001, earnings were insufficient to cover fixed charges by $8.4 million because of the inclusion of the inventory fair value step-up in cost of sales of $10.7 million and the amortization of goodwill of $21.1 million from the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000. For the period from October 1, 2001 to December 20, 2001, earnings were insufficient to cover fixed charges by $11.3 million because of the year end intercompany charge of $6.9 million, the inclusion of $2.5 million of other bonus amounts and goodwill amortization of $4.7 million resulting from the ownership of IPC Information Systems by Global Crossing. For the period from November 15, 2001 (date of initial capitalization) to September 30, 2002, earnings were insufficient to cover fixed charges by $11.5 million because of the inclusion of the fair value step-up of inventory in cost of sales of $34.3 million resulting from the acquisition of IPC Information Systems in December 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion of our financial condition and results of operations with our consolidated financial statements and related notes included elsewhere in this filing.

     Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “thinks”, and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other risk factors, including but not limited to those described in our Registration Statement on Form S-1 (No. 333-103264), that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements.

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

Overview

     Our primary business is the design, manufacture, installation and service of turret systems for the trading operations of the financial community, which includes investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers and insurance companies. Turrets are specialized telephone systems that are designed for high reliability and provide users instant access to hundreds of dedicated telephone lines that are directly connected to other trading partners and customers. Traders, brokers and salespersons occupy desks known as trading positions from which they trade various financial instruments including stocks, bonds, currencies and futures using turrets. We are the leader in the turret industry, based on our base of approximately 110,000 turrets and related equipment installed in trading positions worldwide. We also install and service the cabling infrastructure and networks within buildings that connect voice and data communications devices for traders and others in the global financial, trading and exchange trading industries, as well as sell network voice and data services to customers primarily in the financial community.

     Our major operating divisions are Trading Systems, I.T.S., and Network Services. Trading Systems reports (1) sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installations,” and (2) revenue from turret system maintenance, including annual and multi-year service contracts, and from MACs to existing turret system installations as “Service”.

     I.T.S. reports (1) revenue from the design, integration and implementation of cabling infrastructure projects, including local and wide area networks, and from sales of intelligent network products, such as hubs, bridges and routers, as “Product sales and installations” and (2) revenue from on-site maintenance of customer cable infrastructures and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as “Service”. Network Services records the sale of voice and data services as “Service”.

     Revenue from product sales and installations is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and delivery and customer acceptance of a fully functional system has occurred. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from our Network Services division, which provides voice and data services to the financial community, is billed in advance and recorded ratably (on a monthly basis) over the contractual period, which generally range from three months to one year.

     Cost of revenue for our Trading Systems and I.T.S. divisions includes the costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold, labor to provide service, warehouse and project management costs and the depreciation of the equipment in our manufacturing and assembly facility. Cost of revenue for our Network Services division includes the costs to lease local and long distance circuits and depreciation of the equipment.

     Our revenues and operating results fluctuate significantly from period to period. Given the relatively large sales price of our trading systems and our recognition of revenue only upon completion of installations or specified contract milestones, a limited number of system installations may account for a substantial portion of revenues in any particular period. As a result of these and other factors, we could experience significant fluctuations in revenues and operating results in future periods. In addition, our customers are concentrated in the global financial, trading and exchange trading industries and our revenues will likely decline during periods of economic downturn that impact those sectors.

Our Strategy

The key elements of our strategy are to:

•	Generate revenue growth through replacement sales, technology upgrades and trading floor expansions. Regular turnover of our installed base is driven primarily by customers’ facility moves, mergers or consolidations and the development of new trading markets and products. Additionally, other factors, such as customer business initiatives, including global trading platform standardization, regulatory developments, and customer expansion affect turnover, as customers require more flexible, efficient and technologically advanced turret systems. By developing new systems, such as IQMX, that address these factors in a timely, proactive fashion, we believe we can increase overall turnover rates, as customers are motivated to replace older, less-advanced equipment with our latest most-advanced product offerings.

•	Expand the addressable market by developing new products and services and capitalizing on new trends. We believe there is an opportunity to increase our revenues by strategically broadening our product portfolio, enhancing our technology architecture and addressing new developments in the marketplace. Examples of our efforts include:

•	Providing voice, data and video communications. The introduction of our IQMX product with expansion modules provides the ability to communicate by exchanging text (such as Chat and Instant Messaging programs) and video (such as popular desktop video conferencing systems) as quickly and easily as the communications systems currently allow traders to do so with voice. By creating a communications system that utilizes IP to deliver communications, and by combining this delivery methodology with the expansion modules that support exchanging text and video in addition to voice, we eliminate the need for our customers to purchase stand-alone equipment to deliver these solutions and leverage our installed base, service and delivery capabilities and desktop presence.

•	Developing applications. Application integration and development is driven by the need to create a seamless and efficient work environment in much the same way that increasingly sophisticated call centers were developed in the mid-1990s. We have demonstrated our capability in this market through sales of our CTI products which allow telephony devices to communicate with computers.

•	Increasing our penetration of disaster recovery and contingency planning markets. We intend to further penetrate the growing disaster recovery and business continuity market. We believe we can effectively leverage our leading market position and customer relationships to drive future business in this area from both existing customers and emerging third-party providers.

•	Penetrating middle office support positions. In June 2002, we released the ICMX, a VoIP intercom module, and a member of our IQMX family of turret products. The ICMX extends intercom functionality by providing hands-free communication between sites, a unified numbering plan, group calls and all calls and support for hoot and holler applications. Compact in size and with features designed specifically for support functions of a trading floor, we believe the ICMX will position us to penetrate a large number of trading support positions.

•	Increase our product offerings. With the acquisition of Gains International (US) Inc. and Gains International (Europe) Limited in April 2003, we created a new business division called Network Services. Our Network Services division provides network voice and data services that connect traders across six continents. In addition, in June 2003, we launched a suite of services under the name Managed Services. Managed Services are a set of premium, specialized services that deliver fully managed connectivity to trading floors worldwide. We believe we can provide these services to customers in combination with sales of our turrets. With several different service products being offered, we believe we can provide complete service to our customers’ trading floors worldwide. Also, with our investment in Purple Voice in August 2003, we will provide users such as researchers, analysts, and retail brokers who are based off the main trading floor with seamless access to audio broadcasts, intercom calls, group calls and hoot and holler broadcasts regardless of the user’s location.

•	Increase our market share through organic growth and opportunistic acquisitions. We intend to continue to increase our market share by (1) converting customers from competitors’ systems to our own, (2) further expanding into currently under-penetrated markets, (3) winning competitive bids for new installation opportunities, and (4) expanding geographically into areas where we are not already a market leader. We plan to achieve these objectives through a combination of expanding our direct presence, continuing our new product development efforts and making strategic acquisitions and/or alliances.

•	Continue and leverage our track record of service excellence. We believe our high level of customer service differentiates us from our competition, positions us to capture more revenue from our existing client base by providing value-added services, and allows us to maintain our pricing and profitability.

Recent Events

     We expect to declare and pay a special cash dividend of approximately $18.0 million by December 31, 2003 to all shareholders of record of our outstanding common stock.

Comparison of the Year Ended September 30, 2003 (“FY 2003”) to the Year Ended September 30, 2002 (“FY 2002”) and FY 2002 to the Year Ended September 30, 2001 (“FY 2001”).

     The amounts presented below for the fiscal year ended September 30, 2002 represent the sum of the amounts separately reported for the pre-IPC Information Systems acquisition period from October 1, 2001 to December 20, 2001 and the post-IPC Information Systems acquisition period from December 21, 2001 to September 30, 2002.

     The following table sets forth, as a percentage of consolidated revenue, our consolidated statements of operations for the periods indicated. The following table also presents, as a percentage of division revenue, our statements of operations for our three major operating divisions for the periods indicated. The following table does not present our statement of operations for our Network Services division for FY 2002 and FY 2001 as it was created in April 2003.

	FY 2003				FY 2002				FY 2001

	Consol-	Trading		Network	Consol-	Trading		Network	Consol-	Trading		Network
	idated	Systems	I.T.S.	Services	idated	Systems	I.T.S.	Services	idated	Systems	I.T.S.	Services

Revenue:
Product sales and installations	59%	56%	83%	—	66%	64%	73%	—	65%	63%	73%	—
Service	41%	44%	17%	100%	34%	36%	27%	—	35%	37%	27%	—

	100%	100%	100%	100%	100%	100%	100%	—	100%	100%	100%	—

Cost of goods sold (depreciation shown separately):
Product sales and installations	36%	27%	77%	—	48%	43%	66%	—	38%	32%	62%	—
Service	21%	20%	17%	55%	19%	18%	24%	—	21%	20%	23%	—
Depreciation and amortization	1%	1%	—	6%	1%	1%	—	—	1%	1%	—	—

	58%	48%	94%	61%	67%	62%	90%	—	59%	52%	85%	—

Gross profit	42%	52%	6%	39%	33%	38%	10%	—	41%	48%	15%	—

Research and development	4%	6%	0%	0%	5%	6%	0%	—	6%	7%	0%	—
Selling, general and administrative expense	18%	20%	4%	41%	18%	20%	7%	—	12%	13%	6%	—
Depreciation and amortization	7%	9%	1%	1%	9%	10%	1%	—	17%	22%	1%	—

Income (loss) from operations	13%	17%	1%	(3%)	2%	2%	2%	—	6%	6%	8%	—
Other income (expense):
Interest expense, net	(9%)	(12%)	0%	0%	(9%)	(11%)	0%	—	(10%)	(13%)	0%	—
Other income (expense), net	1%	1%	0%	0%	0%	0%	0%	—	1%	1%	0%	—

Income (loss) before income taxes	5%	6%	1%	(3%)	(8%)	(10%)	2%	—	(3%)	(6%)	8%	—
Income tax expense (benefit)	3%	4%	0%	1%	(1%)	(1%)	0%	—	2%	2%	0%	—

Net income (loss)	2%	2%	1%	(4%)	(7%)	(9%)	2%	—	(5%)	(8%)	8%	—

Revenue.

     The following table sets forth our consolidated revenue and our revenue as reported for our three major operating divisions.

	Consolidated

	FY 2003	FY 2002	$ Change	% Change	FY 2002	FY 2001	$ Change	% Change
(dollars in thousands)
Product sales and installations	$156,793	$192,194	$(35,401)	(18%)	$192,194	$181,267	$10,927	6%
Service	107,963	99,370	8,593	9%	99,370	98,430	940	1%

Total	$264,756	$291,564	$(26,808)	(9%)	$291,564	$279,697	$11,867	4%

	Trading Systems

	FY 2003	FY 2002	$ Change	% Change	FY 2002	FY 2001	$ Change	% Change
(dollars in thousands)
Product sales and installations	$113,057	$154,690	$(41,633)	(27%)	$154,690	$138,165	$16,525	12%
Service	88,482	85,704	2,778	3%	85,704	82,851	2,853	3%

Total	$201,539	$240,394	$(38,855)	(16%)	$240,394	$221,016	$19,378	9%

	I.T.S.

	FY 2003	FY 2002	$ Change	% Change	FY 2002	FY 2001	$ Change	% Change
(dollars in thousands)
Product sales and installations	$43,736	$37,504	$6,232	17%	$37,504	$43,102	$(5,598)	(13%)
Service	9,059	13,666	(4,607)	(34%)	13,666	15,579	(1,913)	(12%)

Total	$52,795	$51,170	$1,625	3%	$51,170	$58,681	$(7,511)	(13%)

	Network Services

	FY 2003	FY 2002	$ Change	% Change	FY 2002	FY 2001	$ Change	% Change
(dollars in thousands)
Product sales and installations	$–	$–	$–	–	$–	$–	$–	–
Service	10,422	–	10,422	–	–	–	–	–

Total	$10,422	$–	$10,422	–	$–	$–	$–	–

Comparison of FY 2003 to FY 2002

   Consolidated

     We believe the overall decline in the global economy has caused our customers to extend their planning and implementation cycles. While we expect this downward trend to continue into the 2004 fiscal year, there can be no certainty as to the degree or duration of this trend. We expect our fiscal year 2004 total consolidated revenues to be approximately $300 million; however, the actual total consolidated revenues could be lower. For FY 2003, one customer accounted for approximately 21% of our total consolidated revenues and approximately 25% of our consolidated accounts receivable balance at September 30, 2003. There were no other customers in FY 2003 that accounted for more than 10% of total consolidated revenues and our total consolidated accounts receivable balance at September 30, 2003. For FY 2002, no single customer accounted for 10% or more of our total consolidated revenues.

     Product sales and installations. The decrease in product sales and installations revenue of $35.4 million in FY 2003 from FY 2002 was primarily due to a higher volume of installation projects completed in FY 2002 compared to FY 2003. There were thirty one large (greater than $2.0 million) and medium (between $1.0 million and $2.0 million) installation projects completed in FY 2002 totaling $97.4 million compared to twenty one large and medium installation projects completed in FY 2003 totaling $81.2 million. In addition, small (less than $1.0 million) installation projects totaling $94.9 million were completed in FY 2002 compared to $75.7 million in small installation projects completed in FY 2003. We expect our fiscal year 2004 product sales and installation revenue to be approximately $160.0 million. However, customer commitments could be delayed due to budgetary constraints, changes to real estate planning, M&A activity, headcount rationalization or even technology considerations and actual product sales and installation revenue could be lower.

     Service. The increase in service revenue of $8.6 million in FY 2003 from FY 2002 was primarily due to the addition of our Network Services division in April 2003. We expect our fiscal year 2004 consolidated service revenue to be approximately $140.0 million. However, customer commitments could be delayed due to budgetary constraints, changes to real estate planning, M&A activity, headcount rationalization or even technology considerations and the actual service revenues could be lower.

   Trading Systems

     Product sales and installations. The decrease in product sales and installations revenue of $41.6 million in FY 2003 from FY 2002 was primarily due to a higher volume of installation projects completed in FY 2002 compared to FY 2003. There were twenty four large and medium installation projects completed in FY 2002 totaling $73.3 million compared to eighteen large and medium installation projects completed in FY 2003 totaling $46.2 million. In addition, small installation projects totaling $81.4 million were completed in FY 2002 compared to $66.9 million in small installation projects completed in FY 2003. We believe the decrease in both large and small installation projects completed in FY 2003 was primarily due to the decline in global economic conditions.

     The change in our product sales and installations revenue in FY 2003 from FY 2002 was not significantly affected by a change in the price of our products; instead we believe it was affected more by the number and size of turret systems purchased by our customers. Large projects are not numerous; however, their occurrence causes fluctuations when comparing periods, as revenue is not recognized until completion of the installation or achievement of contract milestones. We believe the demand for new turret systems is primarily event driven, the result of physical facility moves of trading positions and the addition of new trading positions due to customer growth. Large facility moves and mergers can also result in large installation projects, which cause uneven revenue streams period over period.

     Service. The increase in service revenue of $2.8 million in FY 2003 from FY 2002 was primarily due to a higher volume of contract maintenance revenue in FY 2003, offset by a decrease in non-contract MAC services when compared to FY 2002. The increase in maintenance revenue in FY 2003 was due to the expiration of warranties on a higher amount of FY 2002 product sales and installation revenue. We believe the decrease in MAC service revenue in FY 2003 was due to the current economic conditions in the financial industry.

   I.T.S.

     Product sales and installations. The increase in product sales and installations revenue of $6.2 million in FY 2003 from FY 2002 was primarily due to the completion of three large and medium installation projects totaling $35.0 million completed in FY 2003, compared to seven large and medium installation projects totaling $24.0 million completed in FY 2002, offset by a higher volume of small installation projects completed in FY 2002 totaling $13.5 million compared to $8.7 million small installation projects completed in FY 2003.

     Service. The decrease in service revenue of $4.6 million in FY 2003 from FY 2002 was primarily due to a large customer merger in the financial industry, which resulted in continued but lower service requirements for that customer of approximately $2.5 million. In addition, we believe the decline in service revenue was also caused by the general decline in the real estate and construction activities within our customer base.

  Network Services

     Service. Service revenue for our Network Services division was $10.4 million in FY 2003. We received no revenue from our Network Services division in FY 2002 as it was created through the acquisition of the Gains entities in April 2003.

Comparison of FY 2002 to FY 2001

  Consolidated

     Product sales and installations. The increase in product sales and installations revenue of $10.9 million in FY 2002 from FY 2001 was primarily due to an increase of $16.5 million from our Trading Systems division that was partially offset by a decrease of $5.6 million from our I.T.S. division. As expected, the uncertainty of the financial markets since the events of September 11, 2001 caused consolidated revenues for the second half of FY 2002 to be lower compared to the first half of FY 2002. We believe this uncertainty, combined with the overall decline in the global economy, caused our customers to extend their planning and implementation cycles. For the FY 2002 and FY 2001, no single customer accounted for 10% or more of our total consolidated revenues.

     Service. The increase in revenue of $0.9 million in FY 2002 from FY 2001 was primarily due to an increase of $2.8 million from our Trading Systems division that was partially offset by a decrease of $1.9 million from our I.T.S. division.

  Trading Systems

     Product sales and installations. The increase in product sales and installations revenue of $16.5 million in FY 2002 from FY 2001 was primarily due to the completion of two large installation projects totaling $26.1 million during FY 2002, while there were no installations of comparable size completed in FY 2001. The change in our installation revenue in FY 2002 from FY 2001 was not significantly affected by a change in the price of our products; instead, we believe it was affected more by the number and size of turret systems purchased by our customers.

      We believe the demand for new turret systems was primarily event driven, the result of physical facility moves of trading positions and the addition of new trading positions due to customer growth. Large facility moves and mergers can also result in large installation sales that can cause uneven revenue streams year over year, as well as quarter over quarter.

     Service. The increase in service revenue of $2.8 million in FY 2002 from FY 2001 was primarily due to growth of the existing customer base and the purchase of the Hitachi, Ltd. trading system service base outside of Japan. This increase was partially offset by the loss of service revenue from several trading floors as a result of the events of September 11, 2001.

  I.T.S.

     Product sales and installations. The decrease in product sales and installations revenue of $5.6 million in FY 2002 from FY 2001 was primarily due to a higher number of small jobs completed in FY 2001, which generate less installation revenue than large jobs. We believe this was caused by the general decline in the construction, real estate, and general contracting industries. The revenue associated with these large jobs was $13.2 million in FY 2002 compared to $16.9 million in FY 2001.

     Service. The decrease in service revenue of $1.9 million in FY 2002 from FY 2001 was primarily due to a large customer merger in the financial industry in the second half of FY 2001, which resulted in continued but lower service requirements for that customer in FY 2002.

Cost of Revenue.

     The following table sets forth our consolidated cost of revenue and our cost of revenue as reported for our three major operating divisions. Cost of revenue for our Trading Systems and I.T.S. divisions includes the costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold, labor to provide service, warehouse and project management costs and the depreciation of the equipment in our manufacturing and assembly facility. Cost of revenue for our Network Services division includes the costs to lease local and long distance circuits and depreciation of the equipment. Cost of revenue for FY 2002 and FY 2001 includes a charge resulting from the amortization of the step-up in inventory of $34.3 million and $10.7 million, respectively, (relating to the acquisition of IPC Information Systems). This purchase accounting inventory fair value step-up is a non-cash GAAP adjustment that is recorded when a company is acquired as we were in December 2001 and in June 2000. Since the adjustment has been fully recognized in income as of September 30, 2002, the cost of inventory in FY 2003 was not impacted by this adjustment, nor will this adjustment impact the 2004 fiscal year or any subsequent fiscal years.

	Consolidated

		% of		% of			% of		% of
	FY 2003	Rev.	FY 2002	Rev.	% Change	FY 2002	Rev.	FY 2001	Rev.	% Change
(dollars in thousands)
Product sales and installations	$94,401	60%	$138,474	72%	(12%)	$138,474	72%	$106,252	59%	13%
Service	55,122	51%	55,481	56%	(5%)	55,481	56%	58,349	59%	(3%)
Depreciation and amortization	1,876	1%	1,031	0%	1%	1,031	0%	834	0%	0%

Total	$151,399	57%	$194,986	67%	(10%)	$194,986	67%	$165,435	59%	8%

	Trading Systems Division

		% of		% of			% of		% of
	FY 2003	Rev.	FY 2002	Rev.	% Change	FY 2002	Rev.	FY 2001	Rev.	% Change
(dollars in thousands)
Product sales and installations	$53,657	47%	$104,452	68%	(21%)	$104,452	68%	$70,018	51%	17%
Service	40,268	46%	43,193	50%	(4%)	43,193	50%	44,607	54%	(4%)
Depreciation and amortization	1,189	1%	1,031	0%	1%	1,031	0%	834	0%	0%

Total	$95,114	47%	$148,676	62%	(15%)	$148,676	62%	$115,459	52%	10%

	I.T.S. Division

		% of		% of			% of		% of
	FY 2003	Rev.	FY 2002	Rev.	% Change	FY 2002	Rev.	FY 2001	Rev.	% Change
(dollars in thousands)
Product sales and installations	$40,744	93%	$34,022	91%	2%	$34,022	91%	$36,234	84%	7%
Service	9,154	101%	12,288	90%	11%	12,288	90%	13,742	88%	2%
Depreciation and amortization	–	0%	–	0%	0%	–	0%	–	0%	0%

Total	$49,898	95%	$46,310	91%	4%	$46,310	91%	$49,976	85%	6%

	Network Services Division

		% of		% of			% of		% of
	FY 2003	Rev.	FY 2002	Rev.	% Change	FY 2002	Rev.	FY 2001	Rev.	% Change

(dollars in thousands)
Product sales and installations	$–	–%	$–	–	–	$–	–	$–	–	–
Service	5,700	55%	–	–	–	–	–	–	–	–
Depreciation and amortization	687	7%	–	–	–	–	–	–	–	–

Total	$6,387	61%	$–	–	–	$–	–	$–	–	–

Comparison of FY 2003 to FY 2002

  Consolidated

     Cost of revenue for FY 2002 includes a charge resulting from the amortization of the step-up in inventory of $34.3 million (relating to the acquisition of IPC Information Systems). This purchase accounting inventory fair value step-up is a non-cash GAAP adjustment that is recorded when a company is acquired as we were in December 2001. Since the adjustment has been fully recognized in income as of September 30, 2002, the cost of inventory in FY 2003 was not impacted by this adjustment, nor will this adjustment impact the 2004 fiscal year or any subsequent fiscal years. We expect our fiscal year 2004 total consolidated cost of revenue to be approximately $175 million: however, pricing changes, more competitive bidding, and further cost rationalization by our customers could cause the actual total consolidated cost of revenue to be higher.

     Product sales and installations. The decrease in product sales and installations cost of revenue of 12% as a percentage of product sales and installations revenue in FY 2003 from FY 2002 was primarily due to the inclusion of $33.5 million of inventory fair value step-up in FY 2002, while there was no inventory fair value adjustment in FY 2003. The decrease in product sales and installations cost of revenue was partially offset by a higher percentage of I.T.S. installations and third party products sold compared to Trading System manufactured products sold in FY 2003. I.T.S. and third party products have a higher cost of revenue than Trading Systems manufactured products.

     Service. The decrease in service cost of revenue of 5% as a percentage of service revenue in FY 2003 from FY 2002 was primarily due to an increase in contract maintenance services in FY 2003, which have a lower cost of revenue than non-contract MAC services, as well as the inclusion of $0.8 million of inventory fair value step-up in FY 2002, while there was no inventory fair value adjustment in FY 2003.

  Trading Systems

     Product sales and installations. The decrease in product sales and installations cost of revenue of 20% as a percentage of product sales and installations revenue in FY 2003 from FY 2002 was primarily due to the inclusion of $32.3 million of inventory fair value step-up in FY 2002, while there was no inventory fair value adjustment in FY 2003.

     Service. The decrease in service cost of revenue of 4% as a percentage of service revenue in FY 2003 from FY 2002 was primarily due to an increase in contract maintenance services in FY 2003, which have a lower cost of revenue than non-contract MAC services, as well as the inclusion of $0.8 million of inventory fair value step-up in FY 2002, while there was no inventory fair value adjustment in FY 2003.

  I.T.S.

     Product sales and installations. The increase in product sales and installations cost of revenue of 2% as a percentage of product sales and installations revenue in FY 2003 from FY 2002 was primarily due to higher customer discounts as a result of current economic conditions in the construction industry, partially offset by the inclusion of $1.2 million of inventory fair value step-up in FY 2002, while there was no inventory fair value adjustment in FY 2003. The general decline in real estate and construction activities within our customer base has resulted in more competitive pricing on installation project bids.

     Service. The increase in service cost of revenue of 11% in FY 2003 from FY 2002 as a percentage of service revenue was primarily due to the general decline in the real estate and construction activities within our customer base. As a result of such business decline, we have experienced a decrease in direct margins to remain competitive, and our fixed costs represent a more significant portion of our total costs for this line of business.

  Network Services

     Service. Service cost of revenue for our Network Services division as a percentage of revenue was 55% in FY 2003. We incurred no cost of revenue from our Network Services division in FY 2002 as it was created through the acquisition of the Gains entities in April 2003.

Comparison of FY 2002 to FY 2001

  Consolidated

     Cost of revenue for FY 2002 includes a charge resulting from the amortization of the step-up in inventory of $34.3 million (relating to the acquisition of IPC Information Systems in December 2001) and cost of revenue for FY 2001 reflects a charge of $10.7 million (relating to the June 2000 acquisition of IPC Information Systems, Inc. by Global Crossing). This purchase accounting inventory fair value step-up is a non-cash GAAP adjustment that is recorded when a company is acquired as we were in FY 2002 and FY 2001.

     Product sales and installations. The increase in product sales and installations cost of revenue of 13% as a percentage of product sales and installations revenue in FY 2002 from FY 2001 was primarily due to the inclusion of $33.5 million of inventory fair value step-up in FY 2002 as compared to $10.7 million in FY 2001. Also, lower margins were realized from sales of the IQMX, as well as lower margins that were realized on large installations in both the Trading Systems and I.T.S. divisions. The lower margins for the IQMX are typical with the introduction of a new voice trading system.

     Service. The decrease in service cost of revenue of 3% as a percentage of service revenue in FY 2002 from FY 2001 was primarily due to the sale of services by our Trading Systems division, which have higher margins and comprised a larger percentage of total service revenue for FY 2002, which was partially offset by the inclusion of $0.8 million of inventory fair value step-up in FY 2002 as compared to no inventory fair value step-up in FY 2001.

  Trading Systems

     Product sales and installations. The increase in product sales and installations cost of revenue of 17% as a percentage of product sales and installations revenue in FY 2002 from FY 2001 was primarily due to the inclusion of $32.3 million of inventory fair value step-up in FY 2002 as compared to $9.7 million in FY 2001, as well as lower margins attained from sales of the IQMX. The lower margins for the IQMX are typical with the introduction of a new voice trading system. In addition, our largest installation in FY 2002 included the installation of the IQMX, which was sold to a global customer at a higher than normal discount.

     Service. The decrease in service cost of revenue of 4% as a percentage of service revenue in FY 2002 from FY 2001 was primarily due to an increase in maintenance revenue, which has higher margins than MAC revenue, which was partially offset by the inclusion of $0.8 million of inventory fair value step-up in FY 2002 as compared to no inventory fair value step-up in FY 2001.

  I.T.S.

     Product sales and installations. The increase in product sales and installations cost of revenue of 7% as a percentage of product sales and installations cost of revenue in FY 2002 from FY 2001 was primarily due to the inclusion of $1.2 million of inventory fair value step-up in FY 2002 as compared to $1.0 million in FY 2001, as well as lower margins associated with certain large installations in FY 2002. These lower margins in FY 2002 were mainly due to pricing pressures resulting from the decline in market conditions.

     Service. The increase in service cost of revenue of 2% as a percentage of revenue in FY 2002 from FY 2001 was primarily due to the loss of high margin revenue from one customer that was principally offset by higher margins realized from disaster recovery work in FY 2002.

     Research and Development Expense.

	Consolidated

	FY 2003	FY 2002	$ Change	% Change	FY 2002	FY 2001	$ Change	% Change
(dollars in thousands)
Research and development	$11,713	$15,136	$(3,423)	(23%)	$15,136	$15,502	$(366)	(2%)

     Research and development efforts are focused on the next generation of Trading Systems products, applications, and enhancements of our current product lines. We expect our research and development expenses in fiscal year 2004 to be approximately $12 million; however, the actual research and development expenses could be higher.

     Comparison of FY 2003 to FY 2002

     Research and development expenses decreased by $3.4 million in FY 2003 from FY 2002 primarily due to planned reductions in headcount in FY 2002 and a reduction in discretionary spending in FY 2003.

     Comparison of FY 2002 to FY 2001

     Research and development expenses decreased by $0.4 million in FY 2002 from FY 2001 due primarily to our effort to reduce fixed costs.

Selling, General and Administrative Expense.

	Consolidated

	FY 2003	FY 2002	$ Change	% Change	FY 2002	FY 2001	$ Change	% Change
(dollars in thousands)
Selling, general and administrative expense	$47,313	$51,686	$(4,373)	(8%)	$51,686	$33,541	$18,145	54%

     Comparison of FY 2003 to FY 2002

     Selling, general and administrative expenses decreased by $4.4 million in FY 2003 from FY 2002 primarily due to a reduction in discretionary spending in FY 2003, as well as the inclusion of a $6.9 million charge in FY 2002 for corporate related services from Global Crossing. These corporate related service charges represented a calculation of the allocation to IPC Information Systems of services such as treasury, payroll, tax compliance, legal and other professional fees. This decrease in selling, general and administrative expenses was partially offset by the addition of expenses from our new Network Services division. We expect our selling, general and administrative expenses in fiscal year 2004 to be approximately $53 million;

however the actual selling, general and administrative expenses could be higher. We believe the anticipated increase of selling, general and administrative expenses for the 2004 fiscal year will principally result from the inclusion of our Network Services division for the full fiscal year.

     Comparison of FY 2002 to FY 2001

     Selling, general and administrative expenses increased by $18.1 million in FY 2002 from FY 2001 primarily due to the inclusion of additional expenses in FY 2002 that were necessary for us to operate as a stand alone entity. Also, the increase in FY 2002 reflects the inclusion of $2.5 million of employee bonuses related to the acquisition of IPC Information Systems and a $6.9 million charge for corporate related services from Global Crossing in FY 2002, compared to only a $1.9 million charge for corporate related services from Global Crossing in FY 2001. These corporate related service charges represent an allocation to IPC Information Systems, Inc. for the cost of services such as treasury, payroll, tax compliance, legal and other professional fees.

Depreciation and Amortization.

	Consolidated

	FY 2003	FY 2002	$ Change	% Change	FY 2002	FY 2001	$ Change	% Change
(dollars in thousands)
Depreciation and amortization	$19,376	$24,771	$(5,395)	(22%)	$24,771	$47,801	$(23,030)	(48%)

     Comparison of FY 2003 to FY 2002

     The decrease in depreciation and amortization of $5.4 million in FY 2003 from FY 2002 was primarily due the adoption in FY 2002 of SFAS No. 142 “Goodwill and Other Intangible Assets”, in which goodwill and indefinite lived intangible assets are no longer subject to periodic amortization. This decrease was partially offset by the addition of our Network Services division in April 2003 and increased capital expenditures in FY 2003 when compared to FY 2002.

     Comparison of FY 2002 to FY 2001

     The decrease of $23.0 million in depreciation and amortization in FY 2002 from FY 2001 was primarily due to the adoption in FY 2002 of SFAS No. 142, in which goodwill and indefinite lived intangible assets are no longer subject to periodic amortization, as well as a change in the carrying amount of amortizable intangible assets resulting from the acquisition of IPC Information Systems in December 2001.

Interest Expense, net.

	Consolidated

	FY 2003	FY 2002	$ Change	% Change	FY 2002	FY 2001	$ Change	% Change
(dollars in thousands)
Interest expense, net	$25,146	$27,520	$(2,374)	(9%)	$27,520	$27,871	$(351)	(1%)

     Comparison of FY 2003 to FY 2002

     Interest expense, net decreased by $2.4 million in FY 2003 as compared to FY 2002 primarily due to the reduction of principal on our outstanding senior secured credit facilities, including a $14.0 million voluntary prepayment of principal made in March 2003.

     Comparison of FY 2002 to FY 2001

     Interest expense, net in FY 2002 remained relatively flat, decreasing by $0.4 million as compared to FY 2001. Interest expense, net in FY 2002 was primarily related to interest on our outstanding senior subordinated notes and indebtedness under our senior secured credit facilities. Interest expense, net in FY 2001 was primarily related to interest charged by Global Crossing for cash funding of our operations.

Provision for Income Taxes.

     Our effective tax rate for FY 2003, FY 2002 and FY 2001 was 66.0%, 11.4%, and (52.3)%, respectively. The comparability of these periods is significantly impacted by the acquisition of IPC Information Systems in FY 2002 and reflects the tax impact of purchase accounting as well as the jurisdictions in which our income is generated.

     We have U.S. federal net operating loss carryforwards of approximately $24.9 million at September 30, 2003, which expire through September 30, 2023. As of September 30, 2003 and 2002, we recognized deferred tax assets related to our US federal and state net operating loss carryforwards of approximately $9.6 million and $8.9 million, respectively. In determining whether it is more likely than not that we will realize the benefits of the net deferred tax assets from US operations, we considered all available evidence, both positive and negative. The principal factors that led us to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002, reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by us and Global Crossing, also generates deductions for income tax purposes); (2) US results of operations for fiscal 2004, 2005 and subsequent years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (3) our conclusion that the net US deferred tax assets were generated by an event (our purchase of IPC Information Systems in December 2001), rather than a continuing condition. As of September 30, 2003, no circumstances have arisen that would require us to change such conclusion.

Net Income (Loss)

	Consolidated

(dollars in thousands)	FY 2003	FY 2002	$ Change	% Change	FY 2002	FY 2001	$ Change	% Change

Net income (loss)	$4,039	$(20,228)	$24,267	120%	$(20,228)	$(12,831)	$(7,397)	(58%)

     Comparison of FY 2003 to FY 2002

     We had net income of $4.0 million in FY 2003 when compared to $20.2 million of net loss in FY 2002. The $24.3 million increase was primarily due to the inclusion of the inventory fair value step-up of $34.3 million in cost of revenue in FY 2002, offset by $0.5 million in net loss from our Network Services division in FY 2003, as well as $0.2 million in net loss in FY 2003 from the inclusion of Purple Voice in our consolidated financial statements. We also incurred income taxes of $7.9 million in FY 2003 compared to a tax benefit of $2.6 million in FY 2002. We expect our net income in fiscal year 2004 to be consistent with FY 2003; however, the actual amount may be lower.

     Comparison of FY 2002 to FY 2001

     Net loss increased in FY 2002 from FY 2001 by $7.4 million. The net losses in FY 2002 and FY 2001 were primarily due to non-cash GAAP adjustments made to the fair value of the inventory of our company related to the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000 and our acquisition of IPC Information Systems in December 2001. These adjustments increase the carry value of the inventory to its fair value at the acquisition date, which effectively reduces the gross profit on the sale of such inventory to a nominal amount. The amount of inventory fair value adjustments included as cost of revenue for FY 2002 and FY 2001 was $34.3 million and $10.7 million, respectively, and will not impact net income in upcoming years. In addition, the net loss in FY 2002 and FY 2001 was unfavorably impacted by corporate related service charges from Global Crossing, which represents an allocation to IPC Information Systems, Inc. for the cost of services, such as treasury, payroll, tax compliance, legal and other professional fees, totaling $6.9 million and $1.9 million in FY 2002 and FY 2001, respectively, which will not be incurred in upcoming years, and a $22.8 million decrease in depreciation and amortization in FY 2002. This decrease was primarily due to the adoption in FY 2002 of SFAS No. 142, under which goodwill and indefinite lived intangible assets are no longer subject to periodic amortization, as well as a change in the carrying amount of amortizable intangible assets resulting from the acquisition of IPC Information Systems.

Liquidity and Capital Resources

     For fiscal years 2003, 2002 and 2001, we satisfied our operating cash requirements through cash provided by operations, capital loans, financing, intercompany financing from Global Crossing in FY 2001 and bank lines of credit. Our principal uses of cash were to fund working capital requirements, operating losses, capital expenditures and repayment of borrowings. Non-operating cash requirements relating to the transfer of ownership of us in FY 2002 are detailed below.

     The Senior Secured Credit Facilities

     On December 20, 2001, we entered into the senior secured credit facilities comprised of a $150.0 million term loan and a $15.0 million revolving credit facility. On September 2, 2003, we amended and restated our senior secured credit facilities. The amended and restated senior secured credit facilities consist of a $25.0 million revolving credit facility and a $55.0 million term loan; provided, however, that we can increase the committed amount under these facilities by up to $25.0 million so long as one or more lenders agrees to provide this incremental commitment and other customary conditions are satisfied. The term loan was borrowed in full at closing, but as of September 30, 2003, we have not borrowed against the revolving credit facility. The amount available under the revolving credit facility is reduced by outstanding letters of credit of $4.3 million as of September 30, 2003.

     Mandatory prepayments of the amended and restated senior secured credit facilities are required upon the occurrence of certain events, including certain asset sales, equity issuances and debt issuances, as well as from 75% of our excess cash flow in FY 2003 and 50% of excess cash flow thereafter. Excess cash flow is defined in our amended and restated credit agreement, as: (1) the sum of net income, interest expense, provisions for taxes, depreciation expense, amortization expense, other non-cash items affecting net income and to the extent included in calculating net income, expenses incurred by us in connection with an amendment of the then existing credit agreement, certain restructuring expenses and prepayment premiums in connection with prepayment of loans under the then existing credit agreement, plus (2) a working capital adjustment less (3) scheduled repayments of debt, capital expenditures, cash interest expense and provisions for taxes based on income.

     As required under the terms of our senior secured credit facilities, we made mandatory excess cash flow repayments of $30.0 million and $0.8 million on September 30, 2002 and December 29, 2002, respectively, based upon 75% of our excess cash flow for the period ended September 30, 2002. On March 3, 2003, we also voluntarily prepaid $14.0 million in debt on our then existing senior secured credit facilities. At September 30, 2003, we were not required to make a mandatory excess cash flow repayment under the terms of the amended and restated senior secured credit facilities.

     Obligations under the amended and restated senior secured credit facilities are secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries and by a pledge of 100% of the shares of domestic subsidiaries and 65% of the shares of direct foreign subsidiaries. Our domestic subsidiaries have unconditionally guaranteed our obligations under the amended and restated senior secured credit facilities.

     The amended and restated senior secured credit facilities contain customary affirmative covenants as well as negative covenants that, among other things, restrict our and our subsidiaries’ ability to: incur additional indebtedness (including guarantees of certain obligations); create liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; enter into capital leases; pay dividends or make other payments in respect of capital stock; make acquisitions; make investments, loans and advances; enter into transactions with affiliates; make payments with respect to or modify subordinated debt instruments; enter into sale and leaseback transactions; change the fiscal year or lines of business; and enter into agreements with negative pledge clauses or clauses restricting subsidiary distributions.

     The amended and restated senior secured credit facilities also contain minimum interest coverage and fixed charge coverage ratios and maximum senior secured and total leverage ratios as well as a restriction on the amount of capital expenditures we can incur in a fiscal year.

     The Senior Subordinated Notes

     On December 20, 2001 we issued $150.0 million in aggregate principal amount of 11.50% senior subordinated notes to fund a portion of the consideration for the acquisition of IPC Information Systems. Under the terms of the indenture governing the notes, we may, subject to certain restrictions, issue additional notes up to a maximum aggregate principal amount of $250.0 million. The notes mature on December 15, 2009. The notes are general unsecured obligations, are subordinated in right of payment to all existing and future senior debt, including the amended and restated senior secured credit facilities, are pari passu in right of payment with any future senior subordinated indebtedness, and are unconditionally guaranteed by certain of our domestic restricted subsidiaries. Interest on the notes accrue at the rate of 11.50% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2002.

     The indenture governing the notes contains covenants that impose significant restrictions on us. These restrictions include limitations on our ability to: incur indebtedness or issue preferred shares; pay dividends or make distributions in respect of capital stock or to make other restricted payments; create liens; agree to payment restrictions affecting restricted subsidiaries; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

     Settlement and Rejection Agreement

     On March 13, 2003, we entered into a settlement and rejection agreement with Global Crossing. Pursuant to the settlement and rejection agreement, all of the remaining obligations under the purchase agreement relating to the acquisition of IPC Information Systems were terminated. In addition, we and Global Crossing mutually released each other for all prior claims.

     The bankruptcy court entered an order on March 14, 2003 approving the settlement and rejection agreement. Under the terms of the settlement and rejection agreement, we have deposited $5.2 million in an escrow account. Global Crossing received $3.2 million from the escrow account upon the filing of certain tax returns for periods prior to and including the date of the acquisition of IPC Information Systems. Global Crossing will receive the remaining $2.0 million from the escrow account after a $2.0 million irrevocable letter of credit is issued on behalf of us. We will have the right to draw on that letter of credit in the event Global Crossing’s affiliate fails to make any payments due to us pursuant to a sublease for office space at 67-73 Worship Street in London, England.

     We believe that all tax returns required to be filed in respect of IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the acquisition of IPC Information Systems have now been filed. These returns consist of consolidated tax returns with Global Crossing, and, where required by law, separate tax returns for IPC Information Systems, Inc. and/or its subsidiaries.

     As a result of the termination of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying us for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the acquisition of IPC Information Systems. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for these periods prior to and including the date of the acquisition of IPC Information Systems, we may be required to pay those taxes and are no longer able to recover indemnification from Global Crossing. As of September 30, 2003, the aggregate amount of taxes for which we have received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million and, as of September 30, 2003, we have made settlement payments in the aggregate of $0.6 million. We estimate that the range of our exposure for additional tax liabilities is from $0.0 to $36.0 million. In computing the estimated range of potential tax liabilities, we took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although we believe that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by us of a significant amount of these potential tax liabilities could have a material adverse effect on our financial condition and results of operations, requiring us to seek additional financing. In that event, we cannot assure you we will be able to obtain additional financing on commercially reasonable terms, or at all.

     Pursuant to the settlement and rejection agreement, Global Crossing has also paid to us approximately $2.2 million for payroll and federal tax refunds received by it for periods prior to and including the date of the acquisition of IPC Information Systems. Global Crossing is also required to pay us any future tax refunds or credits it receives applicable to IPC Information Systems, Inc. and its subsidiaries for these periods.

     Comparison of FY 2003 to FY 2002

     Cash provided by operating activities was $19.4 million for FY 2003 as compared to $47.8 million for FY 2002. The decrease of $28.4 million was primarily due to decreases from changes in accounts receivable and inventory in FY 2003 compared to FY 2002, offset in part by increases in cash from increased customer advances and net income in FY 2003 compared to a net loss in FY 2002. In FY 2002, we benefited from cash inflows from the improvement of working capital through the decrease of accounts receivable and inventory balances. The improvement of accounts receivable for FY 2002 was a direct result of improved collections both in the US and internationally. The progress in this area during FY 2002 plateaued during FY 2003 and accounts receivable balances are being maintained at a more sustainable level. The change in inventory was primarily due to the timing of projects; the inventory balance at September 30, 2003 reflects several projects currently in progress compared to fewer installation projects at September 30, 2002.

     Cash used in investing activities was $0.5 million for FY 2003 as compared to cash used of $354.2 million for FY 2002. Cash used in investing activities for FY 2003 related to the net cash received of $4.2 million resulting from the settlement and rejection agreement with Global Crossing, combined with the cash provided by our acquisition of Gains International (US) Inc. and Gains International (UK) Ltd. in April 2003 totaling $3.1 million relating to the prior existing cash on hand of the Gains entities at the date of acquisition. The acquisition of the Gains entities provided cash to us as the consideration for the transaction was non-cash and paid in our common stock. Upon acquisition of the Gains entities, the existing cash on their balance sheet results in a cash inflow. This activity was partially offset by capital expenditures of $7.5 million and our investment in Purple

Voice of $1.3 million in FY 2003. Cash used in investing activities for FY 2002 related exclusively to cash used to fund the acquisition of IPC Information Systems of $345.7 million and capital expenditures of $8.4 million.

     Cash used in financing activities was $17.6 million for FY 2003 as compared to cash provided by financing activities of $328.4 million for FY 2002. Cash used in financing activities in FY 2003 represented costs related to the amendment and restatement of our senior secured credit facilities of $0.3 million, the voluntary prepayment of $14.0 million of principal on our senior secured credit facilities and the scheduled principal repayments as required under the terms of our senior secured credit facilities. Cash provided by financing activities in FY 2002 included $140.0 million of common equity contribution from a group led by GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., the proceeds from the sale of $150.0 million of senior subordinated notes, and the borrowing of $105.0 million under our senior secured credit facilities. These inflows were partially offset by outflows of $15.1 million of intercompany activity that occurred prior to the acquisition of IPC Information Systems, issuance costs for the financing of the acquisition of IPC Information Systems, and principal repayments under our senior secured credit facilities of $33.9 million, mainly due to the mandatory excess cash flow repayments of $30.0 million.

     The effect of exchange rate changes on cash represents increases and decreases in various currencies when translated into US dollars. As an international company, we are subjected to currency fluctuation risk, which resulted in a net decrease of cash of approximately $0.7 million in FY 2003 as compared to a decrease of $0.5 million in FY 2002. Currently our largest currency exposure is to the British Pound and the Canadian Dollar, although we have additional exposure, to a lesser extent, to the Euro, Australian Dollar, Japanese Yen, Hong Kong Dollar and Singapore Dollar.

     Comparison of FY 2002 to FY 2001

     Cash provided by operating activities was $47.8 million for FY 2002 as compared to $33.3 million for FY 2001. This increase of $14.5 million reflects improvements to our working capital position, including a reduction of accounts receivable through improved collections and reduced inventory levels due to the completion of certain large jobs.

     Cash used in investing activities in FY 2002 of $354.2 million reflects $345.7 million used for the acquisition of IPC Information Systems and $8.4 million of capital expenditures. Cash used in investing activities in FY 2001 of $9.4 million related exclusively to capital expenditures.

     Cash provided by financing activities was $328.4 million for FY 2002 as compared to $23.4 million for FY 2001. This increase of $305.0 million was primarily due to the financing activity resulting from the acquisition of IPC Information Systems. Cash inflows in FY 2002 included $140.0 million of common equity contribution from a group led by GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., the proceeds from the sale of $150.0 million of senior subordinated notes, and the borrowing of $105.0 million under our previously existing senior secured credit facilities. These inflows were partially offset by outflows of $15.1 million of intercompany activity that occurred prior to the acquisition of IPC Information Systems, $3.9 million of principal repayment under the amortization schedule in our senior secured credit facilities and an excess cash flow repayment of $30.0 million required under our credit agreement. Cash inflows in FY 2001 related primarily to proceeds from intercompany borrowings from our former parent.

     The effect of exchange rate changes on cash represents increases and decreases in various currencies when translated into US dollars. As an international company, we are subjected to currency fluctuations which resulted in a net decrease of cash of approximately $0.5 million for FY 2002 as compared to an increase of $0.9 million for FY 2001.

Capital Resources and Expenditures

     We expect that our capital expenditures for fiscal year 2004 will be approximately $10 million; however, actual capital expenditures for the 2004 fiscal year may be greater. We are limited in our capital expenditures in any fiscal year by the capital expenditure covenant in our amended and restated credit agreement. The limits imposed by the amended and restated credit agreement are $12.0 million annually. We have no off balance sheet arrangements or other relationships with unconsolidated affiliates.

     Our primary future uses of cash will be to fund interest expense and principal repayments on our debt, capital expenditures, research and development efforts, and working capital as needed for potential strategic acquisitions and/or alliances, as well as to pay dividends to our shareholders, including the special cash dividend of approximately $18.0 million that we expect to pay by December 31, 2003 to all shareholders of record of our outstanding common stock. Our primary future sources of cash will be cash flows from operations, and, if necessary, borrowings under the revolving credit facility.

     During the course of the year, our short-term liquidity is impacted by our mandatory payment obligations of principal and interest under both our amended and restated senior secured credit facilities and our senior subordinated notes. The mandatory interest and principal payments under the amended and restated senior secured credit facilities are due at the end of each quarter. The interest payments required by the senior subordinated notes of $8.6 million payable due in June and December of each year negatively impact our liquidity during those particular months. Additionally, in any such year that we generate excess cash flow, the mandatory prepayment required under our amended and restated senior secured credit facilities must be made within 90 days of our fiscal year end. At September 30, 2003, under the terms of the amended and restated senior secured credit facilities, we were not required to make a mandatory excess cash flow repayment.

     At September 30, 2003, we had $25.8 million of unrestricted cash and had additional liquidity available to us of $20.7 million through the $25.0 million revolving credit facility, under which there were no amounts outstanding at September 30, 2003 ($25.0 million revolving credit facility reduced by outstanding letters of credit of $4.3 million at September 30, 2003). On November 30, 2003, we had approximately $34.5 million of unrestricted cash and had no outstanding borrowings under our revolving credit facility. In the near term, we anticipate making several substantial cash payments, including, among other things, the interest payment on our senior subordinated notes and the special cash dividend, totaling approximately $39.0 million. As a result of these payments, it is likely that we will draw approximately $6.0 million to $7.0 million on our revolving credit facility in the near term. We expect to repay such amounts on our revolving credit facility by the end of our second quarter of the 2004 fiscal year.

     Our ability to make payments on our indebtedness, including the senior subordinated notes, and to fund planned capital expenditures, research and development efforts and payment of dividends to our shareholders will depend on our ability to generate cash in the future, which is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     Since the acquisition of IPC Information Systems, our cash generated from the operations of the business has been sufficient to meet our cash needs. Based on our forecasts, we believe that this trend will continue and our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our current and long-term liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes, on commercially reasonable terms, or at all.

Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Payments Due by Period

		Less than	1-3	4-5	After 5
Contractual Obligations:	Total	1 year	years	years	years

Deferred Compensation Agreements	$5,223	$692	$1,024	$955	$2,552
Network Carrier Commitments	2,455	2,455	—	—	—
Deferred Purchase Consideration	6,722	6,722	—	—	—
Long-Term Debt	205,000	550	1,100	550	202,800
Operating Leases	38,023	6,703	11,182	9,785	10,353

Total Contractual Cash Obligations	$257,423	$17,122	$13,306	$11,290	$215,705

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less than	1-3	4-5	Over 5
Other Commercial Commitments:	Committed	1 year	years	years	years

Line of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	4,250	4,250	—	—	—
Guaranties for Global Crossing Affiliates	4,665	2,256	2,409	—	—

Total Commercial Commitments	$8,915	$6,506	$2,409	$—	$—

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires entities to record the fair value of the estimated liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes an amount equal to the present value of the estimated liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We adopted SFAS 143 on October 1, 2002. The adoption of this standard did not have a material impact on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, “Accounting for Impairment of Long-Lived Assets” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 was adopted by us on October 1, 2002. The adoption of this standard did not have a material impact on our consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of Accounting Principles Board, or APB, Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions”, or APB Opinion 30. Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform with the provisions of SFAS 145. We adopted SFAS 145 on October 1, 2002. In accordance with SFAS 145, the $10.6 million loss from extinguishment of debt has been reclassified to “Other income (expense), net” and “Provision (benefit) for income taxes” in the selected financial data table for the period June 15, 2000 to September 30, 2000.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which nullified Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 on January 1, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

     In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements”. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate divisions of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes”. The adoption of this standard did not have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, or FIN 45. This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and we have adopted those requirements in our consolidated financial statements. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. We applied FIN 45 in connection with the March 13, 2003 settlement and rejection agreement with Global Crossing. We have reflected the fair value of guarantees on behalf of Global Crossing in our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002, and are included in our consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, or FIN 46, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created after January 31, 2003. For non-special purpose variable interest entities created before February 1, 2003, the provisions of FIN 46 became effective during the first calendar quarter of 2003. We have determined that our investment in Purple Voice meets the criteria of a variable interest entity, however, pursuant to the recent deferrals of the adoption date of FIN 46, we have not applied FIN 46 in our fiscal year 2003 consolidated financial statements. Notwithstanding the deferral of FIN 46, we have consolidated Purple Voice in accordance with the requirements of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” because we have voting control over Purple Voice.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively, with the exception of certain SFAS No. 133 implementation issues that were effective for all fiscal quarters prior to June 15, 2003. Any such implementation issues should continue to be applied in accordance with their respective effective dates. The adoption of SFAS 149 did not have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on our consolidated financial statements.

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

Revenue Recognition

     Revenue from product sales and installations is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and the occurrence of the delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from our Network Services division is billed in advance and recorded ratably (on a monthly basis) over the contractual period, which range from three months to one year.

Allowance for Doubtful Accounts

     We evaluate the collectibility of our accounts receivable based on a combination of factors. Where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and thereby reduce the net receivable to the amount we reasonably believe is likely to be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required.

Inventories

     Inventories are stated at the lower of FIFO (first in, first out) cost or market but not in excess of net realizable value. Inventory costs include all direct manufacturing costs and applied overhead. Allowances are established based on management’s estimate of inventory on hand that is potentially obsolete or for which its market value is below cost.

Impairment of Long-Lived Assets

     We review long-lived assets, including property, plant and equipment and definite lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. No impairments have occurred to date.

Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. For fiscal year ended September 30, 2001, and the period from October 1, 2001 to December 20, 2001, the costs allocated to goodwill were amortized on a straight-line basis over the periods benefited, principally 10 years, and resulted in amortization of $21.1 million and $4.7 million, respectively.

     We adopted SFAS No. 142 effective upon the acquisition of IPC Information Systems and, in accordance with SFAS No. 142, there is no amortization of goodwill and intangible assets that have indefinite useful lives for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the fiscal year ended September 30, 2003. However, such assets are tested for impairment annually using the two-step process specifically provided in SFAS No. 142. Other intangible assets are carried at cost. Technology is amortized over its estimated useful life between 3 to 7 years, customer relationships are amortized over its estimated useful life of 8 to 20 years, and proprietary software is amortized over its estimated useful life of 7 years. Trade name has been deemed to have an indefinite life and will not be subject to amortization expense, but instead will be subject to annual impairment tests in accordance with the provisions of SFAS No. 142. In determining that the trade name has an indefinite life, we considered the following factors: the ongoing active use of our trade name, which is directly associated with our market leading position in the turret business, the lack of any legal, regulatory or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on our trade name generated by our other ongoing business activities (including marketing and development of new technology and new products) and our commitment to products branded with our trade name over our 30 year history.

     We completed the required annual impairment test as of July 1, 2003 (the first day of the fourth quarter of fiscal year 2003), and concluded that there was no impairment to our recorded goodwill or trade name. We believe the recorded values of goodwill and trade name in the amounts of $83.1 million and $18.9 million, respectively, at September 30, 2003 are fully recoverable.

Stock–Based Compensation

     As permitted by SFAS 123, we have elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our employee option plans. Under APB 25, no compensation expense is recognized at the time of an option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of the grant and the number of shares to be issued pursuant to the exercise of such options are fixed on the date of the grant.

Income Taxes

     In accordance with SFAS No. 109, “Accounting for Income Taxes”, or SFAS 109, we recognize deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is “more likely than not” to be realized. The provision for income taxes is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that the amounts recorded are appropriately stated. All such evaluations require significant management judgments.

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

Business Combinations

     During the 2003 fiscal year, the acquisition of Gains International (US), Inc. and Gains International (UK) Ltd. required certain estimates and judgments related to the fair value of assets acquired and liabilities assumed. Certain of the liabilities are subjective in nature. These liabilities have been reflected in the purchase accounting based upon the most recent information available, and principally include Federal and state payroll taxes, state sales taxes, state income taxes, value added tax, or VAT, and income taxes in several foreign countries. The ultimate settlement of such liabilities may be for amounts which are different from the amounts presently recorded.

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

     As an international company, we are exposed to foreign currency risk. In the past, we entered into foreign currency hedging contracts, commonly known as collars. For the 2003 fiscal year, we did not enter into any foreign currency hedging instruments or other derivatives.

     The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of our long-term debt at September 30, 2003 is shown in the table below.

		Future Principal Payments
	Fair Value on
(Dollars in millions)	September 30, 2003	2004	2005	2006	2007	2008	Thereafter	Total

Long-Term Debt:
Fixed Rate
Senior Subordinated Notes, interest payable at 11.50%, maturing 2009	$153.4	$—	$—	$—	$—	$—	$150.0	$150.0

Variable Rate
Senior Secured Credit Facilities – Term Loan (interest payable at 5.12% at September 30, 2003)	$55.3	$0.5	$0.6	$0.5	$0.6	$52.8	$—	$55.0

Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements and the related notes thereto of IPC Acquisition Corp., the Report of Independent Auditors and Reprinted Copy of the Report of Independent Public Accountants are filed as a part of this Form 10–K.

Page

Report of Independent Auditors	33
Reprinted Copy of Report of Independent Public Accountants	34
Consolidated Balance Sheets as of September 30, 2002 and September 30, 2003	35
Consolidated Statements of Operations for the fiscal year ended September 30, 2001, the period from October 1, 2001 to December 20, 2001, the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the fiscal year ended September 30, 2003	36
Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2001, the period from October 1, 2001 to December 20, 2001, the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the fiscal year ended September 30, 2003	37
Consolidated Statements of Stockholders’ Equity for the fiscal year ended September 30, 2001, the period from October 1, 2001 to December 20, 2001, the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the fiscal year ended September 30, 2003	38
Notes to Consolidated Financial Statements	39

IPC ACQUISITION CORP.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
IPC Acquisition Corp.

     We have audited the accompanying consolidated balance sheet of IPC Acquisition Corp. as of September 30, 2002 and September 30, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the fiscal year ended September 30, 2003 and the combined statements of operations, cash flows and stockholders’ equity of IPC Information Systems, including the Trading Systems division and the Information Transport Systems division, operating divisions of a wholly owned subsidiary of Global Crossing Ltd., and Asia Global Crossing IPC Trading Systems Australia Pty. Ltd. (the “Predecessor”), for the period from October 1, 2001 to December 20, 2001 (the “Predecessor Period”). Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the periods October 1, 2001 through September 30, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The combined statements of operations, stockholders’ equity, and cash flows of IPC Information Systems for the year ended September 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated December 4, 2001.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPC Acquisition Corp. at September 30, 2002 and September 30, 2003 and the consolidated results of its operations and its cash flows for the period from November 15, 2001 to September 30, 2002 and the fiscal year ended September 30, 2003 and the combined results of operations and cash flows of IPC Information Systems for the period from October 1, 2001 to December 20, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the periods October 1, 2001 through September 30, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
November 24, 2003

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey

December 4, 2001 (except with respect to the matters discussed in Note 15 as to which the date is January 16, 2002)

Note:	Reprinted above is a copy of the report previously expressed by such firm which has ceased operations. The reprinting of this report is not equivalent to a current reissuance of such report as would be required if such firm was still operating. The consolidated balance sheet as of September 30, 2000 and 2001 and the combined statement of operations, capital and cash flows for the year ended September 30, 1999, the period from October 1, 1999 to June 14, 2000, and the period from June 15, 2000 to September 30, 2000 referred to in this report have not been included in the accompanying financial statements or schedule. Certain items in the September 30, 2001 financial statements have been reclassified from amounts previously reported to conform to the presentation of the September 30, 2003 financial statements. Because such firm has not consented to the inclusion of this report in this annual report, it may be more difficult for you to seek remedies against such firm and your ability to seek relief against such firm may be impaired.

IPC ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	September 30,

	2002	2003

Assets
Assets:
Cash	$25,294	$25,800
Restricted cash	7,272	—
Accounts receivable, net of allowance of $1,245 and $1,103, respectively	52,468	60,201
Inventories, net	22,218	30,396
Prepaid and other current assets	4,614	5,523

Total current assets	111,866	121,920
Property, plant and equipment, net	21,004	24,419
Goodwill	72,279	83,079
Trade name	18,462	18,892
Technology, net	39,987	34,829
Customer relationships, net	150,683	146,364
Deferred financing costs, net	15,116	14,146
Other assets	835	1,261

Total assets	$430,232	$444,910

Liabilities and Stockholders’ Equity
Liabilities:
Current portion of long term debt	$6,460	$550
Accounts payable	4,530	2,787
Accrued expenses and other current liabilities	24,195	28,541
Income taxes payable	2,373	4,208
Customer advances on installation contracts	11,232	18,989
Deferred revenue on maintenance contracts	12,261	13,128
Deferred purchase consideration and obligations	7,272	6,722
Current portion of guaranties on former parent obligations	—	1,353

Total current liabilities	68,323	76,278
Term loan	64,602	54,450
Senior subordinated notes	150,000	150,000
Deferred taxes, net	7,190	12,182
Deferred compensation	3,119	2,936
Guaranties on former parent obligations and other long term liabilities	—	1,885

Total liabilities	293,234	297,731

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value (authorized 25,000,000 shares; 14,060,000 shares issued and outstanding at September 30, 2002; 14,724,380 shares issued and outstanding at September 30, 2003)	141	147
Paid in capital	140,159	145,846
Notes receivable for purchases of common stock	(383)	(393)
Accumulated deficit	(9,200)	(5,161)
Accumulated other comprehensive income	6,281	6,740

Total stockholders’ equity	136,998	147,179

Total liabilities and stockholders’ equity	$430,232	$444,910

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Predecessors

	Fiscal Year	Period from	Period from	Fiscal Year
	Ended	October 1, 2001	November 15, 2001	Ended
	September 30,	to	to	September 30,
	2001	December 20, 2001	September 30, 2002	2003

Revenue:
Product sales and installations	$181,267	$35,691	$156,503	$156,793
Service	98,430	23,089	76,281	107,963

	279,697	58,780	232,784	264,756

Cost of goods sold (depreciation shown separately):
Product sales and installations	106,252	18,869	119,605	94,401
Service	58,349	13,953	41,528	55,122
Depreciation and amortization	834	216	815	1,876

	165,435	33,038	161,948	151,399

Gross profit	114,262	25,742	70,836	113,357
Research and development	15,502	3,519	11,617	11,713
Selling, general and administrative expense	33,541	17,110	34,576	47,313
Depreciation and amortization	47,801	10,521	14,250	19,376

Income (loss) from operations	17,418	(5,408)	10,393	34,955
Other income (expense):
Interest expense, net	(27,871)	(5,987)	(21,533)	(25,146)
Other income (expense), net	2,028	49	(346)	2,078

Income (loss) before income taxes	(8,425)	(11,346)	(11,486)	11,887
Income tax provision (benefit)	4,406	(318)	(2,286)	7,848

Net income (loss)	$(12,831)	$(11,028)	$(9,200)	$4,039

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Predecessors

	Fiscal Year	Period from	Period from	Fiscal Year
	Ended	October 1, 2001	November 15, 2001	Ended
	September 30,	to	to	September 30,
	2001	December 20, 2001	September 30, 2002	2003

Cash flows from operating activities:
Net income (loss)	$(12,831)	$(11,028)	$(9,200)	$4,039
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,992	1,393	3,951	6,771
Amortization of goodwill and intangibles	41,643	9,344	11,114	14,481
Amortization of deferred financing costs	—	—	2,304	2,555
Provision for doubtful accounts	793	1,018	1,288	374
Deferred income taxes	(13,148)	(4,761)	(7,170)	1,453
Other income from guarantees on former parent obligations	—	—	—	(678)
Employee deferred compensation charge	(29)	(19)	(77)	(124)
Changes in operating assets and liabilities:
Accounts receivables	(1,151)	4,702	17,957	(5,765)
Inventories	(1,056)	1,823	59,557	(8,164)
Prepaids and other current assets	4,429	(281)	(1,414)	(1,506)
Other assets	(28)	322	(154)	21
Accounts payable and accrued expenses	(18,894)	7,019	(10,972)	(4,466)
Income taxes payable	3,147	(988)	2,948	1,767
Customer advances and deferred revenue	20,816	9,326	(37,627)	8,600
Other liabilities	2,623	(2,623)	—	—

Net cash provided by operating activities	33,306	15,247	32,505	19,358

Cash flows from investing activities:
Capital expenditures	(9,370)	(1,902)	(6,506)	(7,527)
Cash payments in connection with Global Crossing settlement	—	—	—	(5,200)
Proceeds from restricted cash account and other amounts in connection with Global Crossing Settlement	—	—	—	9,419
Payments for acquisitions, net of cash acquired	—	—	(345,746)	2,799

Net cash used in investing activities	(9,370)	(1,902)	(352,252)	(509)

Cash flows from financing activities:
Repayments of intercompany borrowings	(23,186)	(15,134)	—	—
Principal payments on capital leases	(234)	—	—	—
Debt issue costs for term loan amendment	—	—	—	(310)
Principal repayments on term loan	—	—	(33,938)	(18,616)
Proceeds from term loan, net of issuance costs	—	—	98,600	1,279
Proceeds from senior subordinated notes, net of issuance costs	—	—	138,980	—
Proceeds from equity issuances, net	—	—	139,917	—

Net cash provided by (used in) financing activities	(23,420)	(15,134)	343,559	(17,647)

Effect of exchange rate changes on cash	868	(1,996)	1,482	(696)

Net increase (decrease) in cash	1,384	(3,785)	25,294	506
Cash, beginning of period	3,152	4,536	—	25,294

Cash, end of period	$4,536	$751	$25,294	$25,800

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Income taxes	$2,755	$1,338	$2,574	$5,226

Interest	$478	$66	$15,005	$22,808

Supplemental disclosures of non-cash investing activities:
Common stock issued for the Gains acquisition				$5,693

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

						Notes
				Retained	Accumulated	Receivable
		Paid		Earnings	Other	for Purchases
	Common	In	Subscription	(Accumulated	Comprehensive	of Common
	Stock	Capital	Receivable	Deficit)	Income (Loss)	Stock	Total

Predecessor
Balance at September 30, 2000	$—	$340,618	$—	$(19,879)	$(2,160)	$—	$318,579
Deemed dividend to parent		(11,474)					(11,474)
Deemed dividend on stock option repatriation		(51,096)					(51,096)
Net loss				(12,831)			(12,831)
Foreign currency translation adjustments					868		868

Total comprehensive loss							(11,963)

Balance at September 30, 2001	—	278,048	—	(32,710)	(1,292)	—	244,046
Net loss				(11,028)			(11,028)
Foreign currency translation adjustments					(1,965)		(1,965)

Total comprehensive loss							(12,993)

Balance at December 20, 2001	$—	$278,048	$—	$(43,738)	$(3,257)	$—	$231,053

IPC Acquisition Corp.
Initial equity subscription at November 15, 2001	$—	$10	$(10)	$—	$—	$—	$—
Issuance of common stock	141	140,149	10				140,300
Issuance of notes receivable for purchases of common stock						(383)	(383)
Net loss				(9,200)			(9,200)
Foreign currency translation adjustments					6,281		6,281

Total comprehensive loss							(2,919)

Balance at September 30, 2002	141	140,159	—	(9,200)	6,281	(383)	136,998
Issuance of common stock	6	5,687					5,693
Interest accrued on notes receivable						(10)	(10)
Net income				4,039			4,039
Foreign currency translation adjustments					459		459

Total comprehensive income							4,498

Balance at September 30, 2003	$147	$145,846	$—	$(5,161)	$6,740	$(393)	$147,179

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

1.     Basis of Presentation

     IPC Acquisition Corp. (the “Company”) was incorporated in Delaware and initially capitalized on November 15, 2001 for the purpose of entering into a purchase agreement to acquire: (1) 100% of the shares of common stock of IPC Information Systems, Inc. and 100% of the ordinary shares of Asia Global Crossing IPC Trading Systems Australia Pty Ltd. from Global Crossing Ltd. (“Global Crossing”) and its affiliates and (2) various assets owned by affiliates of Global Crossing related to the operation of these businesses (collectively “IPC Information Systems”). The Company did not have any assets or operations prior to its acquisition of IPC Information Systems. As used herein, the “Company” refers to IPC Acquisition Corp. and its subsidiaries.

     Effective December 20, 2001, pursuant to a purchase agreement, as amended, between IPC Acquisition Corp. and Global Crossing, IPC Acquisition Corp. completed the acquisition of IPC Information Systems (the “IPC Information Systems Acquisition”). The Company’s financial statements for the period from November 15, 2001 (date of initial capitalization) to September 30, 2003 are substantially comprised of the funding and closing of the IPC Information Systems Acquisition on December 20, 2001 and the results of operations of IPC Information Systems from the closing through September 30, 2003. Under the purchase agreement, the total purchase price for the shares and assets was $360.0 million, subject to various adjustments for working capital and customer advances. Global Crossing and certain of its subsidiaries filed for bankruptcy protection on January 28, 2002.

     The Company, headquartered in New York, designs, manufactures, installs and services turret systems for the trading operations of investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company also installs and services the cabling infrastructure and networks within the same building that connect voice and data communications for traders and others in the global financial, trading and exchange trading industries, as well as provides voice and data services to customers primarily in the financial community.

     The Company markets its products and services worldwide in major financial centers, with the majority of its revenues and employees located in the United States.

2.     Summary of Significant Accounting Policies

Principles of Consolidation and Combination

     The combined financial statements for the fiscal year ended September 30, 2001 and the period from October 1, 2001 to December 20, 2001 include the accounts of IPC Information Systems (the “Predecessor”). Intercompany balances and transactions have been eliminated.

     The consolidated financial statements for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the fiscal year ended September 30, 2003 include the accounts of the Company and its wholly owned subsidiaries. The principal activity of the Company consists of the acquisition of IPC Information Systems, Inc. and the results of operations of the acquired business from December 20, 2001 through September 30, 2003. Intercompany balances and transactions have been eliminated.

Revenue Recognition

     Revenue from product sales and installation is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and the occurence of the delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes, commonly known as MACs, to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from the Company’s Network Services division, which provides voice and data services to the financial community, is billed in advance and recorded ratably (on a monthly basis) over the contractual period, which range from three months to one year.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2003

Cash and Cash Equivalents

     The Company maintains cash with several high credit quality financial institutions. Temporary cash investments with original maturities of three months or less are considered cash equivalents. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk.

Trade Receivables

     Trade accounts receivable potentially expose the Company to concentrations of credit risk, as a large volume of business is conducted with several major financial institutions, primarily companies in the brokerage, banking and financial services industries. To help reduce this risk, customers are progress-billed prior to the completion of the contract. At September 30, 2002, and September 30, 2003, uncollected accounts receivable recorded in customer advances amounted to $6.3 million and $4.8 million, respectively.

Allowance for Doubtful Accounts

     The Company evaluates the collectibility of its accounts receivable based on a combination of factors. Where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to it and thereby reduces the net receivable to the amount the Company reasonably believes is likely to be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and its historical experience. If the financial condition of the Company’s customers deteriorates or if economic conditions worsen, additional allowances may be required.

Inventories

     Inventories are stated at the lower of FIFO (first in, first out) cost or market but not in excess of net realizable value. Inventory costs include all direct manufacturing costs and applied overhead. Allowances are established based on management’s estimate of inventory on hand that is potentially obsolete or for which its market value is below cost. Cost of goods sold for the period ended September 30, 2002 reflects fair value inventory adjustments of $34.3 million associated with the purchase accounting treatment of the IPC Information Systems Acquisition on December 20, 2001. Similarly, cost of goods sold for the fiscal year ended September 30, 2001 include fair value inventory adjustments of $10.7 million associated with the purchase of the Predecessor by Global Crossing in June 2000. There were no fair value inventory adjustments to cost of goods sold in the fiscal year ended September 30, 2003.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the shorter of their estimated useful lives or related contract terms beginning in the year the asset was placed into service. Normal repair and maintenance costs are expensed as incurred. The useful lives by asset category are as follows:

Buildings	20 years
Furniture, fixtures and equipment	5 years
Network equipment	3 years
Computer software	3 years

     Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements.

Impairment of Long-Lived Assets

     The Company reviews long-lived assets, including property, plant and equipment and definite lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. No impairments have occurred to date. See “Effects of Recently Issued Accounting Standards” below.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2003

Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. For fiscal year ended September 30, 2001, and the period from October 1, 2001 to December 20, 2001, the costs allocated to goodwill were amortized on a straight-line basis over the periods benefited, principally 10 years, and resulted in amortization of $21.1 million and $4.7 million, respectively.

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), effective upon the acquisition of IPC Information Systems and, in accordance with SFAS No. 142, there is no amortization of goodwill and intangible assets that have indefinite useful lives for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the fiscal year ended 2003. However, such assets are tested for impairment annually using the two-step process specifically provided in SFAS No. 142. Other intangible assets are carried at cost. Technology is amortized over its estimated useful life between 3 to 7 years, customer relationships are amortized over its estimated useful life of 8 to 20 years, and proprietary software is amortized over its estimated useful life of 7 years. Trade name has been deemed to have an indefinite life and will not be subject to amortization expense, but instead will be subject to annual impairment tests in accordance with the provisions of SFAS No. 142. In determining that the trade name has an indefinite life, the Company considered the following factors: the ongoing active use of its trade name, which is directly associated with its market leading position in the turret business, the lack of any legal, regulatory or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on its trade name generated by its other ongoing business activities (including marketing and development of new technology and new products) and its commitment to products branded with its trade name over its 30 year history. The Company’s acquired trade name has significant market recognition and the Company expects to derive benefits from the use of such asset beyond the foreseeable future.

     The Company completed the required annual impairment test as of July 1, 2003 (the first day of the fourth quarter of fiscal year 2003), and concluded that there was no impairment to its recorded goodwill or trade name. The Company believes the recorded values of goodwill and trade name in the amounts of $83.1 million and $18.9 million, respectively, at September 30, 2003 are fully recoverable.

Deferred Financing Costs

     As part of the acquisition of IPC Information Systems in December 2001, the Company capitalized certain debt issuance costs in the amount of $17.4 million relating to the establishment of the senior secured credit facilities and the issuance of the senior subordinated notes. These costs are being amortized over the respective lives of the debt using the effective interest method. On September 2, 2003, the Company amended and restated its senior secured credit facilities to more favorable terms. Additional debt issuance costs of $1.6 million were incurred and are also being amortized using the effective interest method. Amortization expense related to deferred financing costs is included in interest expense in the accompanying consolidated statement of operations and aggregated approximately $2.3 million for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and $2.6 million for the fiscal year ended September 30, 2003.

Research and Development

     Research and development expenditures are charged to expense as incurred.

Income Taxes

     In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is “more likely than not” to be realized. The provision for income taxes is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     For the fiscal year ended September 30, 2001 and the period October 1, 2001 to December 20, 2001, the Predecessor had filed a consolidated Federal income tax return with its parent. Prior to the fiscal year ended September 30, 2001, the Predecessor filed separate Federal income tax returns. The income tax provisions for these periods have been prepared in accordance with SFAS No. 109 and SEC

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2003

Staff Accounting Bulletin Topic 1B, utilizing the separate return method. Resulting payables for taxes have been recorded as adjustments to the intercompany accounts. The Company is now required to file separate tax returns.

     Effective as of the date of the acquisition of IPC Information Systems, the Company provides deferred income taxes on the unremitted earnings of its foreign subsidiaries.

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

Foreign Currency Translation Adjustment

     The balance sheets and statements of operations of the Company’s foreign operations are measured using the local currency as the functional currency. Assets and liabilities of these foreign operations are translated at the year-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the year. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in other income (expense), including gains of approximately $2.6 million in the 2003 fiscal year.

Fair Value of Financial Instruments

     The Company’s financial instruments at September 30, 2003 consist of accounts receivable, accounts payable and debt. As of September 30, 2003, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximates fair value, based upon the short term nature of these accounts. The fair value of borrowings under the senior secured credit facilities was $55.3 million at September 30, 2003 as it bears interest at a floating rate. The fair value of the senior subordinated notes was $153.4 million at September 30, 2003, based upon quoted trading prices at such date.

Stock–Based Compensation

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

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the fiscal year ended September 30, 2003: weighted-average risk-free interest rate of 3.5% and 2.1%, respectively; no dividends; weighted-average volatility factor of the expected market price of the Company’s common stock of 74.2% and 90.0%, respectively, and a weighted-average expected life of the options of 5 and 4 years, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over their vesting periods. The weighted-average grant date fair value of options granted during the period from November 15, 2001 (date of initial

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2003

capitalization) to September 30, 2002 and the fiscal year ended September 30, 2003 was $6.28 and $5.30, respectively. The Company’s pro forma net income (loss) for all periods is shown below. These amounts may not necessarily be indicative of the pro forma effect of SFAS 123 for future periods in which options may be granted.

     The Company recorded no compensation expense under APB 25 for the periods presented. If the Company elected to recognize compensation expense based on the fair value of the options granted at grant date, as prescribed by SFAS 123, net income (loss) would have been adjusted to the pro forma amounts indicated in the table below:

	Predecessors

	Fiscal Year	Period from	Period from	Fiscal Year
	Ended	October 1, 2001	November 15, 2001	Ended
	September 30,	to	to	September 30,
(dollars in thousands)	2001	December 20, 2001	September 30, 2002	2003

Reported net income (loss)	$(12,831)	$(11,028)	$(9,200)	$4,039
Add back total stock-based employee compensation determined under APB 25 intrinsic value method, net of tax	–	–	–	–
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	–	–	(326)	(825)

Net income (loss), pro forma	$(12,831)	$(11,028)	$(9,526)	$3,214

Reclassifications

     Certain items in the September 30, 2001 Predecessor Period financial statements have been reclassified from amounts previously reported to conform to the presentation of the September 30, 2003 consolidated financial statements.

Effects of Recently Issued Accounting Standards

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which requires entities to record the fair value of the estimated liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes an amount equal to the present value of the estimated liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company adopted SFAS 143 on October 1, 2002. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, “Accounting for Impairment of Long-Lived Assets” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 was adopted by the Company on October 1, 2002. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which nullified EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS 146 requires that a liability for a

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2003

cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

     In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes”. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and the Company has adopted those requirements in its consolidated financial statements. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company applied FIN 45 in connection with the March 13, 2003 settlement and rejection agreement with Global Crossing and has reflected the fair value of guarantees on behalf of Global Crossing in the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) . SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002, and are included in the consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created after January 31, 2003. For non-special purpose variable interest entities created before February 1, 2003, the provisions of FIN 46 became effective for the Company during the first calendar quarter of 2003. The Company has determined that its investment in Purple Voice meets the criteria of a variable interest entity, however, pursuant to the recent deferrals of the required adoption date of FIN 46, the Company has not applied FIN 46 in its fiscal year 2003 consolidated financial statements. Notwithstanding the deferral of FIN 46, the Company has consolidated Purple Voice in accordance with the requirements of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” because the Company has voting control over Purple Voice.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively, with the exception of certain SFAS No. 133 implementation issues that were effective for all

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2003

fiscal quarters prior to June 15, 2003. Any such implementation issues should continue to be applied in accordance with their respective effective dates. The adoption of SFAS 149 did not have a material impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the Company’s consolidated financial statements.

3.     Acquisitions

Acquisition of IPC Information Systems

     The Company was formed in November 2001 by a group led by GS Capital Partners 2000, L.P. (“GSCP 2000”), and other private equity funds affiliated with Goldman, Sachs & Co., to acquire IPC Information Systems. The Company did not have any assets or operations prior to its acquisition of IPC Information Systems. On December 20, 2001, the Company purchased IPC Information Systems from Global Crossing and Asia Global Crossing, Ltd. and various of their affiliates. The Company and various of its subsidiaries also entered into a network services, channel sales and transition services agreement with Global Crossing and various other parties that obligated the Company to market or resell Global Crossing’s channel network services to its customers and restricted its ability to supply telecommunications services to any third party or to own a network capable of providing these services to any third party. Under the purchase agreement, the total purchase price for the shares and assets was $360.0 million, subject to various adjustments for working capital and customer advances. As a result of the IPC Information Systems Acquisition, the Company owns the leader in the turret industry, based on its base of approximately 110,000 turrets and related equipment installed in trading positions worldwide.

     The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition of IPC Information Systems. The purchase price on the date of the acquisition of IPC Information Systems exceeded the fair market value of the net assets acquired by approximately $77.3 million and was recorded as goodwill on the consolidated balance sheet. The factors that contributed to a purchase price that resulted in the recognition of goodwill include the market leading position of IPC Information Systems, Inc. in the turret industry and its ability to generate significant income from operations and cash flows from operating activities.

Condensed Balance Sheet (dollars in thousands)
Current assets	$153,732
Property, plant and equipment, net	21,163
Intangible assets, net	216,000
Goodwill	77,310
Other long-term assets	549

Total assets acquired	468,754

Current liabilities	102,666
Deferred taxes	12,430
Other long-term liabilities	3,358

Total liabilities assumed	118,454

Net assets acquired	$350,300

\

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2003

     The acquisition of IPC Information Systems was accounted for using the purchase method of accounting in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS 141”). The following represents the original allocation of the excess of the purchase price over the historical cost of the net tangible assets acquired at the date of the purchase:

(dollars in thousands)
Purchase price		$350,300
Transaction costs		7,900

Total consideration		358,200
Historical cost of net tangible assets acquired		(43,020)

Excess of purchase price over net tangible assets acquired		$315,180

Allocation of excess purchase price:
Step-up inventory to fair value		$34,300
Deferred taxes		(12,430)
Residual goodwill		77,310
Identifiable intangibles:
Technology (7 year life)	$45,000
Trade name (indefinite life)	18,000
Customer relationships (20 year life)	153,000

Total identifiable intangibles		216,000

Total allocation of excess purchase price		$315,180

     On January 28, 2002, Global Crossing and 54 of its subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the United States Code. On March 13, 2003, the Company entered into a settlement and rejection agreement with Global Crossing. Pursuant to the settlement and rejection agreement, all of the remaining obligations under the purchase agreement relating to the acquisition of IPC Information Systems were terminated, including Global Crossing’s obligation to pay any portion of the deferred purchase price and Global Crossing’s obligation to indemnify the Company for specific tax liabilities. In addition, the Company and Global Crossing mutually released each other for all prior claims. The bankruptcy court entered an order on March 14, 2003 approving the settlement and rejection agreement.

     In connection with the settlement and rejection agreement with Global Crossing, goodwill has been reduced by $2.1 million from the amount recorded at September 30, 2002. This reduction to the goodwill account reflects the transfer of $7.3 million of restricted cash to cash, tax refunds in the amount of $2.2 million received from Global Crossing pursuant to the settlement and rejection agreement aggregating $9.5 million and $0.9 million of other net items, which are partially offset by the payment of $5.2 million cash to an escrow account pursuant to the settlement and rejection agreement and the assumption of $3.2 million of liabilities associated with pre-existing guarantees of real estate obligations that the Company may be required to pay if Global Crossing fails to do so. As a result of the settlement and rejection agreement, the Company may no longer offset any payments relating to those guarantees from the payment by the Company to Global Crossing of any portion of the deferred purchase price. The September 30, 2002 goodwill balance of $72.3 million decreased $5.0 million from the amount initially recorded at December 20, 2001 of $77.3 million, primarily due to working capital adjustments to the purchase price and a reduction of certain estimated assumed and contingent liabilities, which were offset by the acquisition of the Hitachi Ltd. customer base and related assets on March 29, 2002 and foreign exchange adjustments related to the allocation of goodwill to the Company’s foreign operating units.

     The acquisition of IPC Information Systems was accounted for by the purchase method and acquired intangible assets were recognized apart from goodwill in accordance with SFAS 141. The purchase price, as adjusted for the working capital adjustments and the March 13, 2003 settlement and rejection agreement, exceeded the fair value of the net assets acquired by approximately $70.2 million. This excess has been recorded in the accompanying consolidated balance sheet as goodwill and has not been amortized in accordance with SFAS No.142. SFAS No.142 eliminates the requirement to amortize goodwill and intangible assets that have indefinite useful lives. However, it requires that such assets be tested for impairment at least annually using the guidance specifically provided in the statement. Accordingly, the Company’s consolidated financial statements for periods subsequent to the acquisition of IPC Information Systems are not comparable to any Predecessor period.

     The IPC Information Systems Acquisition was financed with the net proceeds from the issuance of the outstanding senior subordinated notes, borrowings under the senior secured credit facilities and a common equity contribution of $140.0 million by a group led by GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. Under the terms of the purchase agreement, approximately $20.8 million of the purchase price was not paid to Global Crossing at the closing. A portion of these

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

deferred amounts was used to offset the Company’s payment of contingent equipment lease liabilities of former affiliates that the Company guaranteed. Through March 13, 2003, the Company had paid approximately $13.5 million of these contingent liabilities. On March 13, 2003, in connection with the settlement and rejection agreement that the Company entered into with Global Crossing, the Company was relieved of any obligation to make deferred purchase price payments to Global Crossing.

     Prior to the completion of the acquisition of IPC Information Systems, the Company leased six floors at 67-73 Worship Street, London, England at an annual rate of approximately £565,000, or $942,000, assuming an exchange rate of £1 to $1.667. Of these six floors, the Company uses one floor for office space and an affiliate of Global Crossing uses five floors for telecommunications and networking equipment. Under the lease, which expires in 2010, the Company remains liable to the landlord for all six floors. Pursuant to the purchase agreement with Global Crossing, the Company entered into a sublease for a portion of these premises with an affiliate of Global Crossing and the landlord has consented to that sublease. Through September 30, 2003, Global Crossing’s affiliate has made all of its required sublease payments.

     Under the terms of the settlement and rejection agreement, the Company deposited $5.2 million in an escrow account. Global Crossing received $3.2 million from the escrow account upon the filing of certain tax returns. Global Crossing will receive the remaining $2.0 million from the escrow account after a $2.0 million irrevocable letter of credit is issued on behalf of the Company. The Company will have the right to draw on that letter of credit in the event Global Crossing’s affiliate fails to make any payments due to the Company pursuant to the sublease for office space at 67-73 Worship Street in London, England.

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

     As a result of the termination of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying the Company for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the acquisition of IPC Information Systems. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for periods prior to and including the date of the acquisition of IPC Information Systems, the Company may be required to pay those taxes and is no longer able to seek indemnification from Global Crossing. As of the date of this filing, the aggregate amount of taxes for which the Company has received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million and, as of September 30, 2003, the Company has made settlement payments aggregating $0.6 million. The Company estimates that the range of its exposure for additional tax liabilities is from $0.0 to $36.0 million. In computing its estimated range of potential tax liabilities, the Company took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although the Company believes that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by the Company of a significant amount of these potential tax liabilities could have a material adverse effect on the Company’s financial condition and results of operations, requiring the Company to seek additional financing. In that event, the Company cannot assure you that it will be able to obtain additional financing on commercially reasonable terms, or at all.

     Pursuant to the settlement and rejection agreement, Global Crossing has also paid over to the Company approximately $2.2 million for payroll and federal tax refunds received by it for periods prior to and including the date of the acquisition of IPC Information Systems. Global Crossing is also required to pay the Company any future tax refunds or credits it receives that are applicable to IPC Information Systems, Inc. and its subsidiaries for these periods.

     As part of the settlement and rejection agreement, the Company also entered into an amendment to the network services, channel sales and transition services agreement. Under the amendment, the Company no longer has any obligation to market or resell Global Crossing’s channel network services to its customers. In addition, the restrictions on the Company’s ability to compete with Global Crossing will terminate on June 20, 2004 (instead of December 20, 2004), or, on June 20, 2003 (instead of December 20, 2003) in connection with a business combination transaction with an unrelated third party that is or becomes a competitor of Global Crossing. Finally, pursuant to the settlement and rejection agreement, the Company will be permitted to use any other provider of network services for its own internal purposes provided its aggregate annual payments to Global Crossing and their subsidiaries is at least $48,000. Neither this amendment nor a prior amendment to the network services, channel sales and transition services agreement was signed by Asia Global Crossing Asia Pacific Commercial, Ltd., a former Global Crossing affiliate that was an original signatory to this agreement. Accordingly, with respect to Asia Global Crossing Asia Pacific Commercial, Ltd., the non-compete restrictions contained in the original network services, channel sales and transition services

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

agreement have not been suspended and the Company’s ability to engage in certain new lines of business activities in Asia may be restricted.

     Set forth below are the unaudited pro forma results of operations of the Company for the fiscal year ended September 30, 2001 and the period October 1, 2001 to December 20, 2001, as if the acquisition of IPC Information Systems and the related financings had occurred as of the beginning of each period.

     The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent the results of operations of the Company for the periods described above had the acquisition of IPC Information Systems and the related financings occurred as of the beginning of each period, or to project the results for any future period.

     The unaudited pro forma financial information gives effect to (a) the acquisition of IPC Information Systems (b) the offering of the outstanding senior subordinated notes, (c) term loan borrowings under the Company’s previously existing senior secured credit facilities, (d) the purchase accounting adjustments associated with the acquisition of IPC Information Systems, (e) the common equity contribution and (f) the related fees and expenses. The unaudited pro forma financial information assumes that no post-closing working capital adjustments have been made in connection with the acquisition of IPC Information Systems. The unaudited pro forma financial information of the Company does not include various one-time costs for operating expenses and capital expenditures associated with establishing the Company as a stand-alone entity but does include the restructuring charge of $0.8 million and tax benefit of $2.1 million related to a 1999 dividend payment from the Company’s European operations for the fiscal year ended September 30, 2001.

	Predecessors

		Period from
	Fiscal Year	October 1,
	Ended	2001 to
	September	December
(dollars in thousands)	30, 2001	20, 2001

Revenue	$279,697	$58,780
Net income (loss)	$12,100	$(3,870)

Acquisition of Hitachi Turret Business

     On March 11, 2002, the Company entered into an agreement to purchase the international customer base and related assets of the turret business of Hitachi, Ltd for approximately $2.5 million. This transaction was completed on March 29, 2002, and was accounted for under purchase accounting in accordance with SFAS No. 141. On a proforma basis, this acquisition did not have a material impact on the Company’s results of operations for the period October 1, 2001 to December 20, 2001, and the period November 15, 2001 (date of initial capitalization) to September 30, 2002.

Acquisition of Gains

     On April 30, 2003, the Company exercised its option to purchase Gains International (US) Inc. and Gains International (Europe) Limited (collectively “Gains”) from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., who own substantially all of the Company’s common stock, for 664,380 shares of common stock valued at approximately $5.7 million plus the assumption of deferred consideration of $3.1 million and an October 2003 payment of earn-out consideration of approximately $3.6 million dollars. With the acquisition of Gains, the Company now offers voice and data services primarily to the financial services community under the name Network Services. This transaction follows the completion of a transaction involving the sale of Gains International (US) Inc., Gains International (Europe) Limited and Gains International Asia Holdings Limited to entities formed by GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co.

     The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition. The purchase price on the date of the acquisition exceeded the fair market value of the net assets acquired by approximately $11.3 million and was recorded as goodwill on the consolidated balance sheet. The primary factor that contributed to a purchase price that resulted in the recognition of goodwill is the potential ability of the Network Services division to generate income from operations and cash flows from operating activities in the future. The goodwill and intangible assets are not amortizable for income tax purposes.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

Condensed Balance Sheet (dollars in thousands)
Current assets	$6,115
Property, plant and equipment, net	2,645
Goodwill	11,324
Intangible assets	1,664
Other long-term assets	12

Total assets acquired	21,760

Current liabilities	9,345
Deferred purchase consideration	3,128
Earn-out consideration	3,594

Total liabilities assumed	16,067

Net assets acquired	$5,693

     The acquisition of Gains was accounted for using the purchase method of accounting in accordance with SFAS 141 and accordingly, the Company’s consolidated results of operations for the fiscal year ended September 30, 2003 include the operating results of Gains from the date of purchase. The following table represents the allocation of the excess of the purchase price over the historical cost of the net tangible assets acquired at the date of the purchase:

(dollars in thousands)
Common stock issued at closing		$5,693
Deferred purchase price payment		3,128
Earn-out consideration		3,594
Transaction costs		1,703

Total consideration		14,118
Historical cost of net tangible assets acquired		(1,130)

Excess of purchase price over net tangible assets acquired		$12,988

Allocation of excess purchase price:
Residual goodwill (indefinite life)		$11,324
Identified intangibles:
Customer relationships (8 year life)	$1,200
Proprietary software (7 year life)	464

Total identified intangibles		1,664

Total allocation of excess purchase price		$12,988

     Set forth below are the unaudited pro forma combined results of operations of the Company for the period from October 1, 2001 to December 20, 2001, the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the fiscal year ended September 30, 2003, respectively, assuming the acquisition of Gains occurred as of the beginning of each period.

     The unaudited pro forma combined financial information is presented for informational purposes only and does not purport to represent the results of operations of the Company for the periods described above had the acquisition of Gains occurred as of the beginning of the period, or to project the results for any future period.

	Predecessors

	Period from	Period from	Fiscal Year
	October 1, 2001	November 15, 2001	Ended
	to	to	September 30,
(dollars in thousands)	December 20, 2001	September 30, 2002	2003

Revenue	$61,648	$244,367	$277,297
Net income (loss)	$(11,513)	$(10,861)	$2,840

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

Investment in Purple Voice

     IPC UK Holdings Limited (“IPC UK”), a subsidiary of the Company, entered into a series of transactions with Purple Voice Holdings Limited (“Purple Voice”), a business-to-business IP software company that provides Voice over Internet Protocol solutions to the financial community. As a result of these transactions, which closed on August 1, 2003:

•	IPC UK acquired approximately 40% of the currently outstanding common shares (calculated on a non-diluted basis) of Purple Voice together with a warrant for additional shares from certain minority shareholders of Purple Voice for approximately $120,000;

•	IPC UK invested $1.0 million in a 7% secured convertible note, due September 2007, issued by Purple Voice, which is convertible into 49% of Purple Voice’s share capital on a fully diluted basis;

•	The remaining shareholders of Purple Voice granted a call option to IPC UK, which permits IPC UK to acquire the remaining issued share capital of Purple Voice for an aggregate amount of $0.8 million, plus an earn-out of up to $9.0 million, dependent on certain revenue targets being met; and

•	IPC Information Systems, Inc. and Purple Voice entered into an agreement under which IPC Information Systems, Inc. has been appointed Purple Voice’s exclusive reseller worldwide.

     On a proforma basis, this acquisition did not have a material impact on the Company’s results of operations for the period November 15, 2001 (date of initial capitalization) to September 30, 2002 or the fiscal year ended September 30, 2003.

4. Inventories (in thousands)

	September 30,

	2002	2003

Components and manufacturing work in process	$6,091	$5,980
Inventory on customer sites awaiting installation	8,025	17,874
Parts and maintenance supplies	8,102	6,542

	$22,218	$30,396

5. Property, Plant and Equipment (in thousands)

	September 30,

	2002	2003

Building	$1,893	$1,893
Furniture and fixtures, machinery and equipment	19,224	25,716
Network equipment	—	3,464
Leasehold improvements	2,738	3,009
Land	1,349	1,349

	25,204	35,431
Less: accumulated depreciation	(4,200)	(11,012)

	$21,004	$24,419

     Depreciation and amortization expense for fiscal year ended September 30, 2001, October 1, 2001 to December 20, 2001, and November 15, 2001 (date of initial capitalization) to September 30, 2002 and the fiscal year ended September 30, 2003 was $7.0 million, $1.4 million, $4.0 million and $6.8 million, respectively.

6. Goodwill and Intangible Assets

     The Company adopted SFAS No. 142, effective December 20, 2001 (the date of the acquisition of IPC Information Systems). Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, they are reviewed for impairment annually or more frequently if certain indicators arise. Had the Predecessor been accounting for its goodwill and indefinite lived intangible assets (trade name) under SFAS No. 142 for all periods presented, the Predecessor’s net income (loss) would have been as follows:

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

	Predecessors

	Fiscal Year	Period from	Period from	Fiscal Year
	Ended	October 1, 2001	November 15, 2001	Ended
	September 30,	to	to	September 30,
(dollars in thousands)	2001	December 20, 2001	September 30, 2002	2003

Reported net income (loss)	$(12,831)	$(11,028)	$(9,200)	$4,039
Add back goodwill amortization, net of tax	13,367	2,978	—	—
Add back amortization of indefinite lived intangible assets, net of tax	4,263	950	—	—

Adjusted net income (loss)	$4,799	$(7,100)	$(9,200)	$4,039

     The following table reflects the changes in goodwill for the period November 15, 2001 (date of initial capitalization) to September 30, 2002, and for the fiscal year ended September 30, 2003:

	September 30,	September 30,
(dollars in thousands)	2002	2003

Balance at beginning of period	$—	$72,279
Additions (primarily related to the acquisition of IPC Information Systems in fiscal year 2002 and the acquisition of Gains in fiscal year 2003)	78,519	11,324
Write-offs	—	—
Effect of currency translation adjustments	1,643	1,919
Reductions (primarily related to working capital adjustments for the acquisition of IPC Information Systems in fiscal year 2002 and the settlement and rejection agreement with Global Crossing in fiscal year 2003)	(7,883)	(2,443)

Balance at end of period	$72,279	$83,079

     The following table reflects the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets included in the consolidated balance sheets as of the dates indicated:

	September 30,	September 30,
(dollars in thousands)	2002	2003

Intangible assets:
Amortized intangible assets:
Technology	$45,000	$46,346
Customer relationships	154,030	155,230
Effect of currency translation adjustments	2,754	5,189
Accumulated amortization-technology	(5,014)	(11,517)
Accumulated amortization-customer relationships	(6,100)	(14,055)

Net carrying amount	$190,670	$181,193

Non-amortized intangible assets:
Goodwill	$70,636	$79,517
Trade name	18,000	18,000
Effect of currency translation adjustments	2,105	4,455

Net carrying amount	$90,741	$101,972

     Amortization expense for those intangible assets still required to be amortized under SFAS No. 142 was $11.1 million and $14.5 million for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and for the fiscal year ended September 30, 2003, respectively. Amortization expense for goodwill and intangible assets prior to the adoption of SFAS No. 142 was $41.6 million and $9.3 million for the fiscal year ended September 30, 2001 and the period from October 1, 2001 to December 20, 2001, respectively.

     Estimated annual amortization expense for fiscal year 2004 and each of the four succeeding fiscal years for intangible assets required to be amortized under SFAS 142 is as follows:

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

(dollars in thousands):

2004	$14,981
2005	14,981
2006	14,981
2007	14,533
2008	14,533

7. Accrued Expenses and Other Current Liabilities (in thousands)

	September 30,

	2002	2003

Accrued compensation and benefits	$7,719	$7,433
Warranty reserves	2,159	1,889
Sales taxes payable	1,267	891
Job accruals	1,867	2,536
Accrued transaction costs	651	2,124
Accrued carrier costs	—	3,650
Current portion of deferred compensation	633	692
Accrued interest	5,072	5,299
Other accruals	4,827	4,027

	$24,195	$28,541

8. Long Term Debt

Senior Secured Credit Facilities

     On December 20, 2001, the Company entered into the senior secured credit facilities comprised of a $105.0 million term loan and a $15.0 million revolving credit facility. On September 2, 2003, the Company amended and restated its credit facilities. The amended and restated senior secured credit facilities consist of a $25.0 million revolving credit facility and a $55.0 million term loan; provided, however, that the Company can increase the committed amount under these facilities by up to $25.0 million so long as one or more lenders agrees to provide this incremental commitment and other customary conditions are satisfied. The term loan was borrowed in full at closing, but as of September 30, 2003, the Company has not borrowed against the revolving credit facility. The amount available under the revolving credit facility is reduced by outstanding letters of credit of $4.3 million as of September 30, 2003. At September 30, 2003, the interest rate for borrowings outstanding under the amended and restated senior secured credit facilities was 5.12%.

     Mandatory prepayments of the amended and restated senior secured credit facilities are required upon the occurrence of certain events, including certain asset sales, equity issuances and debt issuances, as well as from 75% of our excess cash flow in the 2003 fiscal year and 50% of excess cash flow thereafter. Excess cash flow is defined in the Company’s amended and restated credit agreement as: (1) the sum of net income, interest expense, provisions for taxes, depreciation expense, amortization expense, other non-cash items affecting net income and to the extent included in calculating net income, expenses incurred by the Company in connection with an amendment of the then existing credit agreement, certain restructuring expenses and prepayment premiums in connection with prepayment of loans under the then existing credit agreement, plus (2) a working capital adjustment less (3) scheduled repayments of debt, capital expenditures, cash interest expense and provisions for taxes based on income.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

     As required under the terms of the Company’s senior secured credit facilities, the Company made mandatory excess cash flow repayments of $30.0 million and $0.8 million on September 30, 2002 and December 29, 2002, respectively, based upon 75% of its excess cash flow for the period ended September 30, 2002. On March 3, 2003, the Company also voluntarily prepaid $14.0 million in debt on its then existing senior secured credit facilities. At September 30, 2003, the Company was not required to make a mandatory excess cash flow repayment under the terms of the amended and restated senior secured credit facilities.

     Obligations under the amended and restated senior secured credit facilities are secured by a first priority security interest in substantially all of the Company’s assets and the assets of its domestic subsidiaries and by a pledge of 100% of the shares of its domestic subsidiaries and 65% of the shares of direct foreign subsidiaries. The Company’s domestic subsidiaries have unconditionally guaranteed its obligations under the amended and restated senior secured credit facilities.

     The amended and restated senior secured credit facilities contain customary affirmative covenants as well as negative covenants that, among other things, restrict the Company’s and its subsidiaries’ ability to: incur additional indebtedness (including guarantees of certain obligations); create liens engage in mergers, consolidations, liquidations and dissolutions; sell assets; enter into capital leases; pay dividends or make other payments in respect of capital stock; make acquisitions; make investments, loans and advances; enter into transactions with affiliates; make payments with respect to or modify subordinated debt instruments; enter into sale and leaseback transactions; change the fiscal year or lines of business; and enter into agreements with negative pledge clauses or clauses restricting subsidiary distributions.

     The amended and restated senior secured credit facilities also contain minimum interest coverage and fixed charge coverage ratios and maximum senior secured and total leverage ratios as well as a restriction on the amount of capital expenditures the Company can incur in a fiscal year.

     As of September 30, 2003, annual principal repayments required under the $55.0 million term loan, (excluding any future excess free cash flow amounts), by fiscal year, are as follows (in thousands):

2004	$550
2005	550
2006	550
2007	550
2008	52,800

$55,000

Senior Subordinated Notes

     The Company issued $150.0 million in aggregate principal amount of 11.50% senior subordinated notes on December 20, 2001 to fund a portion of the consideration for the acquisition of IPC Information Systems. Under the terms of the indenture governing the senior subordinated notes, the Company may, subject to certain restrictions, issue additional notes up to a maximum aggregate principal amount of $250 million. The senior subordinated notes mature on December 15, 2009. The senior subordinated notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior debt, including the senior secured credit facilities, are pari passu in right of payment with any future senior subordinated indebtedness of the Company, and are unconditionally guaranteed by certain of the Company’s domestic restricted subsidiaries.

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

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

9. Deferred Compensation and Other Benefit Plans

Deferred Compensation

     The Company has deferred compensation agreements with certain past key officers and employees. Amounts to be paid range from $3,330 to $275,000 per individual per annum and are non-interest-bearing, with the payments commencing on specified dates. Payments began in 1992 and continue through 2019. The gross and discounted present value (using an interest rate of 7.5%), net of cash payments, of the amounts to be paid under these agreements aggregated $5.2 million and $3.6 million, respectively, at September 30, 2003.

     Approximate payments for subsequent fiscal periods related to the deferred compensation agreements at September 30, 2003, are as follows (in thousands):

Fiscal year ending September 30,:
2004	$692
2005	503
2006	521
2007	490
2008	465
Thereafter	2,552

Total minimum payments	5,223
Less amount representing interest	(1,595)

Present value of minimum payments	$3,628

Pension Plans

     The Company offers its qualified U.S. employees the opportunity to participate in a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 50% of their annual compensation, subject to certain limitations ($12,000 for the year ended December 31, 2003). The Company’s matching contributions are subject to the discretion of the board of directors. IPC UK, IPC Singapore, IPC Hong Kong and IPC Australia have defined contribution plans covering their employees. Employee contributions are limited by statute, generally not to exceed 17.5% (UK), 16.0% (Singapore), 10.0% (Hong Kong) and 9.0% (Australia) of base salary. The Company’s contributions to these plans, net of forfeitures, for the fiscal year ended September 30, 2001, the period from October 1, 2001 to December 20, 2001, the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the fiscal year ended September 30, 2003 were $0.3 million, $0.1 million, $0.5 million and $1.6 million, respectively.

     The Company paid to Kleinknecht Electric Company —New York (“KEC-NY”) and Kleinknecht Electric Company —New Jersey (“KEC-NJ”), both former affiliated companies owned by one of the Company’s minority stockholders, in accordance with labor pooling agreements, approximately $8.9 million, $1.9 million, $5.6 million and $5.0 million for the fiscal year ended September 30, 2001, the period from October 1, 2001 to December 20, 2001, the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the fiscal year ended September 30, 2003, respectively. These payments represented pass-through contributions to various union sponsored pension plans.

Stock Option Plan

     In February 2002, the Company adopted the 2002 Stock Option Plan. The option plan provides for the grant of options to purchase shares of the Company’s common stock to selected employees, officers, consultants and directors. The purpose of the option plan is to provide an incentive to employees, officers, consultants and directors to devote their abilities and industry to the Company’s success. The maximum number of shares that may be made the subject of options granted under the option plan is 1,900,000 and the Company has reserved such amount of shares of common stock for issuance upon the exercise of its outstanding stock options. The table below reflects the number of stock options granted by the Company since its inception:

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

		Number of
	Option	Stock Options
Grant date	Price	granted

April 2002	$10.00	769,550
April 2003	$10.00	288,650
July 2003	$10.00	595,000
September 2003	$10.00	146,000

		1,799,200

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

     Stock option transactions for the period from November 15, 2001 (date of initial capitalization) to September 30, 2003 are as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at November 15, 2001 (date of initial capitalization)	—	—
Granted	769,550	$10.00
Exercised	—	—
Cancelled	(18,525)	$10.00

Outstanding at September 30, 2002	751,025	$10.00
Granted	1,029,650	$10.00
Exercised	—	—
Cancelled	(98,775)	$10.00

Outstanding at September 30, 2003	1,681,900	$10.00

     Of the total stock options outstanding, 175,625 were exercisable at September 30, 2003 and the remaining weighted average contractual life is 9.3 years. The amount of additional stock options available to be granted pursuant to the option plan was 218,100 at September 30, 2003.

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

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

Prior to the adoption of the Sarbanes-Oxley Act in July 2002, all participants were permitted to pay for up to two-thirds of the purchase price with a promissory note that is secured by the purchased shares. Since the adoption of the Sarbanes-Oxley Act, certain participants may no longer be permitted to purchase shares under the plan with such promissory notes. Through September 30, 2003, 60,000 shares were purchased under the plan by certain directors, officers and other key employees. During the 2003 fiscal year, no shares were purchased by such directors, officers and other key employees. Promissory notes received by the Company for shares purchased by directors, officers and other key employees of the Company, prior to the adoption of the Sarbanes-Oxley Act, totaled $0.4 million.

10. Restructuring Charge

     In the fourth quarter of the 2002 fiscal year, the Company reduced its work force by approximately 8%, or 75 employees, to reduce fixed costs in the 2003 fiscal year. The reduction in work force included 21 employees from the Company’s engineering staff, 35 employees from the Company’s operations staff and 19 employees from the Company’s corporate staff. The total amount of severance and other benefits charged to the selling, general and administrative category of the Company’s statement of operations in the fourth quarter of the 2002 fiscal year was $0.6 million and was paid in full in the 2003 fiscal year. There were no restructuring charges incurred in the 2003 fiscal year.

11. Foreign Currency Instruments

     As an international company, the Company is exposed to foreign currency risk. For the fiscal year ended September 30, 2003, the Company did not enter into any foreign currency hedging instruments or any other derivatives transactions. In order to minimize the risk caused by currency fluctuations, the Company entered into two foreign currency hedging contracts, commonly known as collars, in the third quarter of the 2002 fiscal year and recognized a loss of $0.3 million as a component of other income and expense in the consolidated statement of operations in connection with the settlement of these collars. The Company used these collars to minimize exchange rate risk when repatriating funds from its UK subsidiary. The Company repatriated these funds in September 2002 in connection with its required bank debt repayments. The currency hedged was the British Pound.

12. Commitments and Contingencies

Operating Leases

     The Company, through its subsidiaries, has entered into various operating leases for real estate, equipment, automobiles and telecommunications lines and circuits.

     Rental expenses under operating leases were $3.9 million, $1.0 million, $4.3 million and $6.8 million for the fiscal year ended September 30, 2001, the period from October 1, 2001 to December 20, 2001, the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the fiscal year ended September 30, 2003, respectively.

     Future minimum annual rental payments required under noncancellable operating leases at September 30, 2003 are as follows (in thousands):

2004	$6,703
2005	5,744
2006	5,438
2007	5,157
2008	4,628
Thereafter	10,353

$38,023

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

Warranties

     The Company records a reserve for future warranty costs based on current division sales, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The adequacy of the recorded warranty liability is assessed each quarter and adjustments are made as necessary. The specific terms and conditions of the warranties vary depending on the products sold and the countries in which the Company does business. Changes in the warranty liability for the period November 15, 2001 (date of initial capitalization) to September 30, 2002, and for the fiscal year ended September 30, 2003 are as follows:

	September 30,
(dollars in thousands)	2002	2003

Balance at beginning of period	$2,352	$2,159
Warranty accrual	1,745	2,136
Material and labor usage	(1,938)	(2,406)

Balance at end of period	$2,159	$1,889

Guarantees

     The Company, through its subsidiaries, guaranteed certain equipment lease, real estate and other obligations of its former affiliate, Global Crossing. The Company remains a guarantor of certain real estate lease obligations on behalf of Global Crossing including the sublease for office space at 67-73 Worship Street in London, England. The terms of these guaranties will expire in November 2004 and December 2005. These obligations were entered as a result of Global Crossing’s ownership of the Company and the Company is responsible for any payments if Global Crossing fails to make the required payments under the lease agreements. However, under the settlement and rejection agreement (as discussed in footnote No. 3), $2.0 million has been placed in an escrow account pending the issuance of an irrevocable letter of credit from Global Crossing to the Company as beneficiary in the event that Global Crossing fails to make the required payments under the Worship Street sublease. The carrying value of these guaranties as of September 30, 2003 is $2.6 million, and such amount has been recorded on the Company’s consolidated balance sheet in accordance with FIN 45. Such amount has been reduced by the $2.0 million escrow account. The maximum potential future payments the Company could be required to make under these obligations is $4.7 million. Through September 30, 2003, Global Crossing’s affiliate has made all of the required Worship Street sublease payments.

Legal Proceedings

     Except as described below, the Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

     On June 27, 2000, an action was brought against several defendants, including IPC Communications, Inc., in the United States District Court for the Southern District of New York by two telecommunications cabling contractors alleging that IPC Communications, Inc. violated federal antitrust and New York state law by conspiring with the International Brotherhood of Electrical Workers Local Union Number 3, AFL-CIO, and five electrical contractors to exclude plaintiffs from telecommunications wiring and systems installation jobs in the New York City metropolitan area. Subsequently, the complaint was amended to add an additional plaintiff and an additional defendant contractor. The Company believes the suit is without merit. However, there can be no assurance that the resolution of this lawsuit will ultimately be favorable. Plaintiffs are seeking injunctive relief and damages from the defendants, jointly and severally, in excess of an aggregate of $75.0 million.

     On September 8, 2003, an action was brought against several defendants, including IPC Information Systems, Inc. and its President, in the United States District Court for the Eastern District of New York by Advance Relocation & Storage Co., Inc., a moving company. The complaint alleges that IPC Information Systems, Inc. and 23 other defendants violated the Racketeer Influenced and Corrupt Organizations Act and engaged in tortious interference with prospective business advantage by preventing the plaintiff from obtaining work as a mover in jobs performed in large commercial buildings in New York City. The Company believes the suit is without merit and intends to vigorously defend against all claims alleged against it in the complaint. Plaintiffs are seeking injunctive relief and damages from the defendants, jointly and severally, in an aggregate amount of approximately $7.0 million.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

13. Related Party Transactions

Goldman, Sachs & Co.

     GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. own substantially all of the Company’s common stock. Goldman, Sachs & Co., an affiliate of GSCP 2000 and its related investment funds, provided advisory and other services to GSCP 2000 and the Company in connection with sourcing, structuring and arranging the acquisition of IPC Information Systems and received fees of $8.0 million for those services. Goldman, Sachs & Co. also acted as an initial purchaser in the offering of the Company’s notes and an affiliate of Goldman, Sachs & Co. acted as the arranger and syndication agent under the Company’s senior secured credit facilities. In connection with these transactions, Goldman, Sachs & Co. and its affiliates received aggregate fees of approximately $9.3 million. The fees charged by Goldman, Sachs & Co. were commensurate with the fees that Goldman, Sachs & Co. charges for acting in a similar capacity on comparable transactions. Goldman, Sachs & Co. and its affiliates may in the future provide commercial banking, investment banking or other financial advisory services to the Company and its affiliates. Goldman, Sachs & Co. and/or its affiliates also purchase goods and services from the Company from time to time and may do so in the future.

     The Company provides project sales and installation and maintenance services negotiated on an arm’s-length basis to Goldman, Sachs & Co. Services provided by the Company are billed to Goldman, Sachs & Co, and settled through the collection of trade receivables and are consistent with pricing offered to comparable globally positioned customers. Revenue related to these services amounted to $4.5 million and $9.3 million for the period from November 15 (date of initial capitalization) to September 30, 2002 and the fiscal year ended September 30, 2003, respectively. For the periods ending September 30, 2002 and 2003, the Company has recorded on its balance sheet $1.1 million and $2.9 million of trade receivables, respectively, and $2.7 and $0.9 million of customer advances, respectively, related to maintenance services provided to Goldman, Sachs & Co.

     In connection with the amendment and restatement of the Company’s senior secured credit facilities in September 2003, Goldman Sachs Credit Partners L.P. acted as the sole lead arranger and syndication agent. Goldman Sachs Credit Partners L.P. received $0.6 million in fees for this service, which was commensurate with the fees that they charge for acting in a similar capacity on comparable transactions.

Gains Acquisition

     On April 30, 2003, the Company exercised its option to purchase Gains from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., who own substantially all of the Company’s common stock, for 664,380 shares of common stock valued at approximately $5.7 million plus the assumption of deferred consideration of $3.1 million and earn-out commitments up to a maximum of approximately $3.6 million based on current exchange rates. With the acquisition of these entities, the Company now offers network voice and data services to the financial services community under the name Network Services. This transaction followed the completion of a transaction involving the sale of Gains International (US) Inc., Gains International (Europe) Limited and Gains International Asia Holdings Limited to entities formed by GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co.

Stockholders Agreement

     The Company has entered into a stockholders agreement with GSCP 2000 and the other private equity funds affiliated with Goldman, Sachs & Co. who own the Company’s common stock and Richard Kleinknecht, a minority holder of the Company’s common stock. This agreement provides GSCP 2000 and the other Goldman, Sachs & Co. funds with various management rights, including the right to designate at least one member of our board of directors. The agreement also provides specified restrictions on Kleinknecht’s ability to transfer shares of the Company’s common stock. GSCP 2000 has advised the Company that it and the other Goldman, Sachs & Co. funds may seek additional minority stockholders to invest in up to approximately twenty percent of the Company’s common stock held by them. In connection with any investment by minority stockholders, the Company may enter into stockholders agreements with those minority stockholders. The Company expects any stockholders agreement to contain customary terms, including terms regarding corporate governance and other rights relating to the stockholders’ investment in its common stock.

Global Crossing

     Through December 20, 2001, Global Crossing and IPC Information Systems performed various services and provided certain equipment for each other. Services and/or equipment provided by Global Crossing were billed to IPC Information Systems and settled through a periodic cash transfer to

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

Global Crossing. Revenue related to services provided by IPC Information Systems to Global Crossing amounted to $2.9 million and $0.4 million for the fiscal year ended September 30, 2001 and the period from October 1, 2001 to December 20, 2001, respectively.

     Through December 20, 2001, Global Crossing allocated certain shared costs to IPC Information Systems for items such as human resources, information technology, legal and communication that amounted to $2.7 million and $0.5 million, for the fiscal year ended September 30, 2001 and the period from October 1, 2001 to December 20, 2001, respectively. Additionally, Global Crossing allocated a corporate charge to IPC Information Systems of $1.9 million and $6.9 million for the fiscal year ended September 30, 2001 and the period from October 1, 2001 to December 20, 2001, respectively, which represented the allocation for fiscal year 2000 and 2001. IPC Information Systems allocated charges to Global Crossing for shared real estate locations that amounted to $1.0 million for the period October 1, 2001 to December 20, 2001. Management believes that the costs allocated to IPC Information Systems are reasonable.

14.	Income Taxes

Pretax income (loss) consisted of the following:

	Predecessors

	Fiscal Year	Period from	Period from	Fiscal Year
	Ended	October 1, 2001	November 15, 2001	Ended
	September 30,	to	to	September 30,
(dollars in thousands)	2001	December 20, 2001	September 30, 2002	2003

United States	$(24,725)	$(16,230)	$(22,080)	$3,333
Foreign	16,300	4,884	10,594	8,554

Total pretax income (loss)	$(8,425)	$(11,346)	$(11,486)	$11,887

The provision (benefit) for income taxes consisted of the following:

	Predecessors

	Fiscal Year	Period from	Period from	Fiscal Year
	Ended	October 1, 2001	November 15, 2001	Ended
	September 30,	to	to	September 30,
(dollars in thousands)	2001	December 20, 2001	September 30, 2002	2003

Current:
State and local	$2,582	$747	$490	$857
Foreign	5,835	1,344	4,394	4,961
Federal	9,137	2,352	—	—

	17,554	4,443	4,884	5,818

Deferred:
State	(2,897)	(1,050)	(930)	124
Foreign	—	—	(452)	(635)
Federal	(10,251)	(3,711)	(5,788)	2,541

	(13,148)	(4,761)	(7,170)	2,030

Total tax provision (benefit)	$4,406	$(318)	$(2,286)	$7,848

The components of net deferred tax assets (liabilities) are as follows:

	September 30, 2002			September 30, 2003

(dollars in thousands)	US	Foreign	Total	US	Foreign	Total

Deferred tax assets:
Excess book over tax depreciation	$607	$—	$607	$—	$—	$—
Inventory and receivables	1,962	—	1,962	1,996	—	1,996
Accrued expenses and deferred compensation	2,101	—	2,101	2,233	—	2,233
Net operating loss carryforwards	8,895	—	8,895	9,579	—	9,579

Total	13,565	—	13,565	13,808	—	13,808
Less valuation allowance	—	—	—	—	—	—

Total deferred tax assets	13,565	—	13,565	13,808	—	13,808

Deferred tax liabilities:
Intangible assets	(701)	—	(701)	(1,599)	—	(1,599)
Acquisition tax liabilities	(6,547)	—	(6,547)	(5,970)	—	(5,970)
Cumulative translation adjustment	—	—	—	—	(3,625)	(3,625)
Unremitted earnings of foreign entities	(706)	—	(706)	(1,249)	—	(1,249)

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

	September 30, 2002			September 30, 2003

(dollars in thousands)	US	Foreign	Total	US	Foreign	Total

Excess tax over book depreciation	—	—	—	(1,380)	—	(1,380)
Excess book over tax basis in assets of foreign subsidiaries	—	(12,801)	(12,801)	—	(12,167)	(12,167)

Total deferred tax liabilities	(7,954)	(12,801)	(20,755)	(10,198)	(15,792)	(25,990)

Net deferred tax asset (liabilities)	$5,611	$(12,801)	$(7,190)	$3,610	$(15,792)	$(12,182)

     The current income tax provision (benefit) and deferred tax asset (liability) were computed using the separate return method. Foreign earnings are assumed to be repatriated to the United States.

     IPC Information Systems was included in the Global Crossing consolidated return for federal income tax purposes for the period ended December 20, 2001. Federal law provides that each member of an affiliated group that files a consolidated return is liable for the group’s entire tax obligation. Thus, to the extent Global Crossing or other members of the group failed to make any federal income tax payments required of them by law for 2001, the Company could be liable for the shortfall. Similar principles may apply for state income tax purposes in many states. Global Crossing has advised the Company that it does not believe that it had federal income tax liability for 2001. The Company cannot independently verify this information and can give no assurance that this information is correct. If Global Crossing’s federal income tax liabilities are significant and are imposed on IPC Information Systems, these liabilities could have a material adverse effect on the Company’s financial condition and results of operations.

     Based on the separate return tax computation for IPC Information Systems, the current federal tax liability for the period ended December 20, 2001 was treated as an intercompany liability to an affiliate included in Global Crossing’s consolidated federal tax return. For tax years ending prior to December 20, 2001, IPC Information Systems filed a separate federal tax return with its affiliates and subsidiaries.

     A reconciliation between the statutory U.S. federal income tax rate and the effective tax rate is as follows:

	Predecessors

	Fiscal Year	Period from	Period from	Fiscal Year
	Ended	October 1, 2001	November 15, 2001	Ended
	September 30,	to	to	September 30,
(dollars in thousands)	2001	December 20, 2001	September 30, 2002	2003

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of Federal benefit	2.5%	(4.3)%	5.3%	5.7%
Incremental foreign tax effect	(0.8)%	(5.7)%	(9.3)%	17.2%
Goodwill amortization	(86.5)%	(27.7)%	—	—
Other, net	(2.5)%	5.5%	(11.1)%	8.1%

	(52.3)%	2.8%	19.9%	66.0%

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

     The Company has U.S. federal net operating loss carryforwards of approximately $24.9 million at September 30, 2003, which expire through September 30, 2023. As of September 30, 2003 and 2002, the Company has recognized deferred tax assets related to its US federal and state net operating loss carryforwards of approximately $9.6 million and $8.9 million, respectively. In determining whether it is more likely than not that the Company will realize the benefits of the net deferred tax assets from US operations, the Company considered all available evidence, both positive and negative. The principal factors that led the Company to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002 reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by the Company and Global Crossing, also generated deductions for income tax purposes); (2) US results of operations for subsequent fiscal years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (3) the Company’s conclusion that the net US deferred tax assets were generated by an event (the Company’s purchase of the business), rather than a continuing condition. As of September 30, 2003, no circumstances have arisen that would require the Company to change such conclusion.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

     As a result of the rejection of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying the Company for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for these periods prior to and including the date of the IPC Information Systems Acquisition, the Company may be required to pay those taxes and is no longer able to seek indemnification from Global Crossing. As of September 30, 2003, the aggregate amount of taxes for which the Company has received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million and, as of September 30, 2003, the Company has made settlement payments aggregating $0.6 million. The Company estimates that the range of its exposure for additional tax liabilities is from $0.0 to $36.0 million. In computing its estimated range of potential tax liabilities, the Company took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although the Company believes that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by the Company of a significant amount of these potential tax liabilities could have a material adverse effect on its financial condition and results of operations, requiring the Company to seek additional financing. In that event, the Company cannot assure you that it will be able to obtain additional financing on commercially reasonable terms, or at all.

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

15.	Business Segment Information

     The Company’s operations include the Trading Systems, Information Transport Systems, or I.T.S., and the Network Services divisions. Trading Systems reports sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installations.” It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from MACs to existing turret system installations as “Service.” I.T.S. reports revenue from the design, integration and implementation of cabling infrastructure projects, including local and wide area networks, and from the sales of intelligent network products, such as hubs, bridges and routers, as “Product sales and installations.” It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks, as “Service.” Revenue from the Network Services division, which provides voice and data services to the financial community, is billed in advance and recorded ratably (on a monthly basis) over the contractual period, which is usually one year, as “Service”. The Company’s primary measures to evaluate performance are direct margin (revenue less cost of goods sold, excluding indirect costs and depreciation and amortization) and income from operations.

	Predecessor

	Trading
Fiscal Year Ended September 30, 2001	Systems	I.T.S.	Consolidated

	(dollars in thousands)
Revenue:
Product sales and installations	$138,165	$43,102	$181,267
Service	82,851	15,579	98,430

Total revenue	221,016	58,681	279,697
Direct margin	129,746	12,508	142,254
Depreciation and amortization	48,370	265	48,635
Income (loss) from operations	12,700	4,718	17,418
Interest income (expense), net	(27,871)	—	(27,871)
Other income (expense), net	2,028	—	2,028
Income (loss) before income taxes	(13,143)	4,718	(8,425)
Income tax provision	4,406	—	4,406
Goodwill, net	$185,033	$—	$185,033
Total assets	$459,066	$30,045	$489,111
Capital expenditures	$8,982	$388	$9,370

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

	Predecessor

	Trading
Period from October 1, 2001 to December 20, 2001	Systems	I.T.S.	Consolidated

	(dollars in thousands)
Revenue:
Product sales and installations	$27,444	$8,247	$35,691
Service	18,795	4,294	23,089

Total revenue	46,239	12,541	58,780
Direct margin	28,690	2,734	31,424
Depreciation and amortization	10,729	8	10,737
Income (loss) from operations	(6,498)	1,090	(5,408)
Interest income (expense), net	(5,987)	—	(5,987)
Other income (expense), net	49	—	49
Income (loss) before income taxes	(12,436)	1,090	(11,346)
Income tax benefit	(318)	—	(318)
Goodwill, net	$180,328	$—	$180,328
Total assets	$350,787	$29,179	$379,966
Capital expenditures	$1,897	$5	$1,902

	Trading
Period from November 15, 2001 to September 30, 2002	Systems	I.T.S.	Consolidated

	(dollars in thousands)
Revenue:
Product sales and installations	$127,246	$29,257	$156,503
Service	66,909	9,372	76,281

Total revenue	194,155	38,629	232,784
Direct margin	84,215	5,717	89,932
Depreciation and amortization	14,760	305	15,065
Income (loss) from operations	10,475	(82)	10,393
Interest income (expense), net	(21,533)	—	(21,533)
Other income (expense), net	(346)	—	(346)
Income (loss) before income taxes	(11,404)	(82)	(11,486)
Income tax benefit	(2,286)	—	(2,286)
Goodwill, net	$71,308	$971	$72,279
Total assets	$415,395	$14,837	$430,232
Capital expenditures	$6,480	$26	$6,506

	Trading		Network
For the Fiscal Year Ended September 30, 2003	Systems	I.T.S.	Services	Consolidated

	(dollars in thousands)
Revenue:
Product sales and installations	$113,057	$43,736	$—	$156,793
Service	88,482	9,059	10,422	107,963

Total revenue	201,539	52,795	10,422	264,756
Direct margin	125,213	6,191	4,722	136,126
Depreciation and amortization	20,235	240	777	21,252
Income (loss) from operations	34,707	577	(329)	34,955
Interest income (expense), net	(25,151)	—	5	(25,146)
Other income (expense), net	2,116	—	(38)	2,078
Income (loss) before income taxes	11,672	577	(362)	11,887
Income tax provision	7,744	—	104	7,848
Goodwill	$70,595	$971	$11,513	$83,079
Total assets	$391,288	$31,290	$22,332	$444,910
Capital expenditures	$5,731	$60	$1,736	$7,527

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

Information about the Company’s operations by geographic location is as follows:

	Predecessors

		Period from	Period from	Fiscal Year
	Fiscal Year	October 1, 2001	November 15, 2001	Ended
	Ended	to	to	September 30,
(dollars in thousands)	September 30, 2001	December 20, 2001	September 30, 2002	2003

Revenues:
Americas	$213,081	$44,939	$169,069	$198,638
Europe	47,817	10,424	48,928	51,963
Asia Pacific	18,799	3,417	14,787	14,155

	$279,697	$58,780	$232,784	$264,756

Long-lived assets:
Americas	$287,192	$275,816	$227,265	$219,846
Europe	58,563	57,197	54,375	66,628
Asia Pacific	13,147	16,214	20,775	21,545

	$358,902	$349,227	$302,415	$308,019

     Included in the Europe and Asia Pacific revenues are U.S. export sales to unaffiliated customers of $2.0 million and $12.6 million for the fiscal year ended September 30, 2001, $1.1 million and $0.3 million for the period October 1, 2001 to December 20, 2001, $1.1 million and $5.3 million, for the period November 15, 2001 (date of initial capitalization) to September 30, 2002 and $2.0 million and $5.8 million for the fiscal year ended September 30, 2003, respectively.

     Transfers from the United States to Europe and Asia Pacific, eliminated in consolidation, were $17.8 million and $4.0 million for the fiscal year ended September 30, 2001, $5.6 million and $1.1 million for the period October 1, 2001 to December 20, 2001, $14.1 million and $5.4 million for the period November 15, 2001 (date of initial capitalization) to September 30, 2002 and $12.0 million and $3.1 million for the fiscal year ended September 30, 2003.

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

     For the fiscal year ended September 30, 2001, the period from October 1, 2001 to December 20, 2001 and the period from November 15, 2001 (date of initial capitalization) to September 30, 2002, no single customer accounted for 10% or more of total consolidated revenues. For the fiscal year ended September 30, 2003, one customer accounted for approximately $56.4 million, or approximately 21% of total consolidated revenue and approximately 25% of the Company's consolidated accounts receivable balance at September 30, 2003. There were no other customers that accounted for more than 10% of total consolidated revenue in the 2003 fiscal year and our consolidated accounts receivable balance at September 30, 2003.

     As of September 30, 2003, the Company’s operations employed approximately 650 persons on a full-time or full-time equivalent basis, 40 of which are covered under collective bargaining agreements. Additionally, the Company subcontracts approximately 330 employees covered under collective bargaining agreements.

16.	Guarantor Subsidiaries’ Financial Information

     Certain of the Company’s domestic restricted subsidiaries guarantee the senior secured credit facilities and the senior subordinated notes. These subsidiary guarantees are both full and unconditional, as well as joint and several. Information regarding the guarantors is as follows (in thousands):

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

	IPC	Guarantor	Non-Guarantor
Condensed Consolidating Balance Sheet at September 30, 2002	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash	$6,123	$(1,610)	$20,781	$—	$25,294
Restricted cash	7,272	—	—	—	7,272
Accounts receivable, net	—	32,900	19,568	—	52,468
Inventories, net	—	20,089	5,518	(3,389)	22,218
Prepaid and other current assets	—	1,658	2,956	—	4,614
Due from affiliate	(20,023)	67,819	(47,796)	—	—

Total current assets	(6,628)	120,856	1,027	(3,389)	111,866
Investment in subsidiaries	369,106	—	—	(369,106)	—
Property, plant and equipment, net	—	18,988	2,016	—	21,004
Goodwill and intangibles, net	—	205,298	76,113	—	281,411
Deferred financing costs, net	15,116	—	—	—	15,116
Other assets	—	662	173	—	835

Total assets	$377,594	$345,804	$79,329	$(372,495)	$430,232

Liabilities and stockholders’ equity:
Current portion of long-term debt	$6,460	$—	$—	$—	$6,460
Accounts payable, accrued expenses and other current liabilities	5,072	15,196	10,830	—	31,098
Customer advances and deferred revenue	—	17,116	6,377	—	23,493
Deferred purchase price obligation	7,272	—	—	—	7,272

Total current liabilities	18,804	32,312	17,207	—	68,323
Long-term debt	214,602	—	—	—	214,602
Other long-term liabilities	7,190	3,119	—	—	10,309

Total liabilities	240,596	35,431	17,207	—	293,234
Total stockholders’ equity	136,998	310,373	62,122	(372,495)	136,998

Total liabilities and stockholders’ equity	$377,594	$345,804	$79,329	$(372,495)	$430,232

	IPC	Guarantor	Non-Guarantor
Condensed Consolidating Balance Sheet at September 30, 2003	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash	$9,088	$3,135	$13,577	$—	$25,800
Accounts receivable, net	—	47,025	13,176	—	60,201
Inventories, net	—	28,584	4,666	(2,854)	30,396
Prepaid and other current assets	—	2,110	3,413	—	5,523
Due from affiliate	213,600	(190,517)	(23,083)	—	—

Total current assets	222,688	(109,663)	11,749	(2,854)	121,920
Investment in subsidiaries	129,364	10,524	1,375	(141,263)	—
Property, plant and equipment, net	—	20,433	3,986	—	24,419
Goodwill and intangibles, net	—	195,802	87,362	—	283,164
Deferred financing costs, net	14,146	—	—	—	14,146
Other assets	—	855	406	—	1,261

Total assets	$366,198	$117,951	$104,878	$(144,117)	$444,910

Liabilities and stockholders’ equity:
Current portion of long-term debt	$550	$—	$—	$—	$550
Accounts payable, accrued expenses and other current liabilities	5,299	15,384	16,206	—	36,889
Customer advances and deferred revenue	—	26,043	6,074	—	32,117
Deferred purchase price consideration	—	6,722	—	—	6,722

Total current liabilities	5,849	48,149	22,280	—	76,278
Long-term debt	204,450	—	—	—	204,450
Other long-term liabilities	8,720	4,159	5,124	(1,000)	17,003

Total liabilities	219,019	52,308	27,404	(1,000)	297,731
Total stockholders’ equity	147,179	65,643	77,474	(143,117)	147,179

Total liabilities and stockholders’ equity	$366,198	$117,951	$104,878	$(144,117)	$444,910

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

Condensed Combining Statement of Operations	IPC	Guarantor	Non-Guarantor
For the Fiscal Year Ended September 30, 2001	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Combined

Revenue	$—	$245,038	$58,679	$(24,020)	$279,697
Cost of goods sold	—	146,649	41,498	(22,712)	165,435

Gross profit	—	98,389	17,181	(1,308)	114,262
Other operating expenses	—	81,207	15,637	—	96,844

Income (loss) from operations	—	17,182	1,544	(1,308)	17,418
Interest income (expense) and other, net	—	(26,236)	393	—	(25,843)
Income tax provision (benefit)	—	(175)	4,581	—	4,406

Net income (loss)	$—	$(8,879)	$(2,644)	$(1,308)	$(12,831)

Condensed Combining Statement of Operations	IPC	Guarantor	Non-Guarantor
For the Period October 1, 2001 to December 20, 2001	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Combined

Revenue	$—	$52,098	$13,777	$(7,095)	$58,780
Cost of goods sold	—	30,826	9,226	(7,014)	33,038

Gross profit	—	21,272	4,551	(81)	25,742
Other operating expenses	—	28,211	2,939	—	31,150

Income (loss) from operations	—	(6,939)	1,612	(81)	(5,408)
Interest income (expense) and other, net	—	(6,218)	280	—	(5,938)
Income tax provision (benefit)	—	639	(957)	—	(318)

Net income (loss)	$—	$(13,796)	$2,849	$(81)	$(11,028)

Condensed Combining Statement of Operations	IPC	Guarantor	Non-Guarantor
For the Period November 15, 2001 to September 30, 2002	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$193,365	$59,907	$(20,488)	$232,784
Cost of goods sold	—	144,585	39,611	(22,248)	161,948

Gross profit	—	48,780	20,296	1,760	70,836
Other operating expenses	—	49,539	10,904	—	60,443

Income (loss) from operations	—	(759)	9,392	1,760	10,393
Interest income (expense) and other, net	(21,725)	157	(311)	—	(21,879)
Income tax provision (benefit)	—	(6,680)	4,394	—	(2,286)

Net income (loss)	$(21,725)	$6,078	$4,687	$1,760	$(9,200)

Condensed Combining Statement of Operations	IPC	Guarantor	Non-Guarantor
For the Fiscal Year Ended September 30, 2003	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$218,013	$63,728	$(16,985)	$264,756
Cost of goods sold	—	129,744	39,175	(17,520)	151,399

Gross profit	—	88,269	24,553	535	113,357
Other operating expenses	—	60,201	18,201	—	78,402

Income (loss) from operations	—	28,068	6,352	535	34,955
Interest income (expense) and other, net	(5,068)	(19,667)	1,667	—	(23,068)
Income tax provision (benefit)	—	2,963	4,885	—	7,848

Net income (loss)	$(5,068)	$5,438	$3,134	$535	$4,039

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

Condensed Combining Statement of Cash Flows	IPC	Guarantor	Non-Guarantor
For the Fiscal Year Ended September 30, 2001	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Combined

Net cash provided by (used in) operating activities	$—	$21,213	12,093	$—	$33,306
Capital expenditures	—	(9,353)	(17)	—	(9,370)

Net cash used in investing activities	—	(9,353)	(17)	—	(9,370)
Repayment of intercompany borrowings	—	(13,590)	(9,596)	—	(23,186)
Principal payments on capital leases	—	(234)	—	—	(234)

Net cash used in financing activities	—	(13,824)	(9,596)	—	(23,420)
Effect of exchange rate changes on cash	—	868	—	—	868

Net increase (decrease) in cash	—	(1,096)	2,480	—	1,384
Cash at beginning of period	—	393	2,759	—	3,152

Cash at end of period	$—	$(703)	5,239	$—	$4,536

Condensed Combining Statement of Cash Flows	IPC	Guarantor	Non-Guarantor
For the Period October 1, 2001 to December 20, 2001	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Combined

Net cash provided by (used in) operating activities	$—	$19,702	$(4,455)	$—	$15,247
Capital expenditures	—	(1,875)	(27)	—	(1,902)

Net cash used in investing activities	—	(1,875)	(27)	—	(1,902)
Repayment of intercompany borrowings	—	(16,428)	1,294	—	(15,134)

Net cash provided by (used in) financing activities	—	(16,428)	1,294	—	(15,134)
Effect of exchange rate changes on cash	—	(1,076)	(920)	—	(1,996)

Net increase (decrease) in cash	—	323	(4,108)	—	(3,785)
Cash at beginning of period	—	(703)	5,239	—	4,536

Cash at end of period	$—	$(380)	$1,131	$—	$751

Condensed Combining Statement of Cash Flows	IPC	Guarantor	Non-Guarantor
For the Period November 15, 2001 to September 30, 2002	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$12,810	$(1,475)	$21,170	$—	$32,505
Capital expenditures	—	(5,043)	(1,463)	—	(6,506)
Acquisitions, net of cash acquired	(350,246)	3,806	(57)	751	(345,746)

Net cash provided by (used in) investing activities	(350,246)	(1,237)	(1,520)	751	(352,252)
Proceeds from debt, net of issuance costs	237,580	—	—	—	237,580
Principal payments on term loan	(33,938)	—	—	—	(33,938)
Proceeds from equity issuances, net	139,917	—	—	—	139,917

Net cash provided by financing activities	343,559	—	—	—	343,559
Effect of exchange rate changes on cash	—	1,482	—	—	1,482

Net increase (decrease) in cash	6,123	(1,230)	19,650	751	25,294
Cash at beginning of period	—	(380)	1,131	(751)	—

Cash at end of period	$6,123	$(1,610)	$20,781	$—	$25,294

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
September 30, 2003

Condensed Combining Statement of Cash Flows	IPC	Guarantor	Non-Guarantor
For the Fiscal Year Ended September 30, 2003	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$20,612	$5,962	$(7,216)	$—	$19,358
Capital expenditures	—	(5,629)	(1,898)	—	(7,527)
Proceeds from restricted cash account and other amounts in connection with Global Crossing settlement	—	9,419	—	—	9,419
Cash payments in connection with Global Crossing settlement	—	(5,200)	—	—	(5,200)
Acquisitions, net of cash acquired	—	193	2,606	—	2,799

Net cash provided by (used in) investing activities	—	(1,217)	708	—	(509)
Proceeds from term loan, net of issuance costs	1,279	—	—	—	1,279
Principal payments on term loan	(18,616)	—	—	—	(18,616)
Debt issue cost for term loan amendment	(310)	—	—	—	(310)

Net cash used in financing activities	(17,647)	—	—	—	(17,647)
Effect of exchange rate changes on cash	—	—	(696)	—	(696)

Net increase (decrease) in cash	2,965	4,745	(7,204)	—	506
Cash at beginning of period	6,123	(1,610)	20,781	—	25,294

Cash at end of period	$9,088	$3,135	$13,577	$—	$25,800

17.	Quarterly Financial Information (Unaudited):

     The following table sets forth unaudited quarterly financial information for the fiscal years ended September 30, 2002 and 2003:

	Predecessor

	Period from	Period from
	October 1,	November 15,
	2001 to	2001 to	Quarter Ended
	December 20,	December 31,
(dollars in thousands)	2001	2001	March 31,	June 30,	September 30,

Fiscal year ended September 30, 2002:
Revenue	$58,780	$14,329	$78,205	$62,808	$77,442
Gross profit	$25,742	$362	$17,375	$18,621	$34,478
Net income (loss)	$(11,028)	$(1,382)	$(5,310)	$(5,385)	$2,877

		Quarter Ended

	December 31,	March 31,	June 30,	September 30,

Fiscal year ended September 30, 2003:
Revenue	$48,383	$56,305	$60,992	$99,076
Gross profit	$22,797	$24,432	$22,574	$43,554
Net income (loss)	$(202)	$(611)	$(967)	$5,819

18.	Subsequent Events (Unaudited):

     The Company expects to declare and pay a special cash dividend of $18.0 million by December 31, 2003 to all shareholders of record of its outstanding common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     Our directors and executive officers are as follows:

Name	Age	Present Position

Lance Boxer	49	Chief Executive Officer and Director
Greg Kenepp	42	President, Chief Operating Officer and Director
Timothy Whelan	37	Chief Financial Officer
Michael Sheehan	51	Managing Director, Sales
Don Carlos Bell III	34	Senior Vice President, Marketing and Corporate Development
Colin Knight	62	President, EMEA
Jack Daly	37	Director
Robert Gheewalla	36	Director
Joseph Gleberman	45	Chairman of the Board
Eric Schwartz	41	Director

     Lance Boxer has been the Chief Executive Officer since July 2003 and a Director of our company since February 2002. From July 2002 to July 2003, Mr. Boxer was the interim President and Chief Executive Officer of Universal Access, a telecommunications service provider. From October 2001 to July 2002, Mr. Boxer was the President and Chief Executive Officer of Sphera Optical Network, Inc., an optical metropolitan network infrastructure provider which filed a petition for relief under Chapter 11 of Title 11 of the United States Code in February 2002. From July 2000 to June 2001, Mr. Boxer was President and Chief Executive Officer of XOSoft, a content delivery solutions provider. From October 1998 to June 2000, Mr. Boxer held a variety of positions at Lucent Technologies, serving most recently as President of Lucent’s Communications Software Group. Prior to that, Mr. Boxer held a variety of positions at MCI, serving most recently as Chief Information Officer from September 1995 to October 1998. He received a BS and an MBA from New York University.

     Greg Kenepp has been the President, Chief Operating Officer and a Director of our company since July 2003. From December 2001 to July 2003, Mr. Kenepp was the President and a Director of our company. From September 2001 to December 2001, Mr. Kenepp was President of IPC Information Systems, Inc. From July 2000 to September 2001, Mr. Kenepp was Senior Vice President of Global Crossing’s Financial Markets unit, which included IPC Information Systems, Inc. and IXnet. From June 1995 to June 2000, Mr. Kenepp held a variety of positions at IPC Information Systems, Inc., serving most recently as Senior Vice President of Product Development. Prior to that, Mr. Kenepp held senior management positions at Integrated Network Corporation, a telecommunications company, and AT&T Bell Laboratories. He received a BS from Clarkson University and an MS from Stanford University.

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

     Michael Sheehan has been our Managing Director, Sales since August 2003. From December 2001 to August 2003, Mr. Sheehan was Senior Vice President, Global Sales of our company. From December 2000 to December 2001, Mr. Sheehan was Senior Vice President, Global Sales of IPC Information Systems, Inc. Since September 1987, Mr. Sheehan had held a variety of positions at IPC Information Systems, Inc., serving most recently as Vice President of Sales, New York and Eastern Region. From September 1986 to September 1987, Mr. Sheehan was a Senior Director at Walsh Lowe, a financial industry consulting firm. Prior to that, he held a variety of global account positions at AT&T.

     Don Carlos Bell III has been our Senior Vice President, Marketing and Corporate Development since May 2003. From August 2001 to May 2003, Mr. Bell was Vice President at Clearwire Technologies, a wireless broadband service provider. From July 1998 to August 2001, Mr. Bell was a member of the Investment Banking Division of Goldman, Sachs & Co. Mr. Bell earned a BS from St. John’s College and an MBA from the Wharton School of Business.

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

     Robert Gheewalla has been a Director of our company since December 2001. Mr. Gheewalla is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co., where he has worked since 1994. He currently serves as a director of R.R. Donnelley. He received a B. A. from Tufts University, an MSc from The London School of Economics while on a Fulbright Scholarship and an MBA from Harvard Business School.

     Joseph Gleberman has been Chairman of the Board since December 2001. Mr. Gleberman has been a Managing Director of Goldman, Sachs & Co. since 1996. From 1990 to 1996, Mr. Gleberman was a Partner of Goldman, Sachs & Co. Mr. Gleberman serves as a director of aaiPharma, Inc., BPC Holdings, Inc. and MCG Capital Corporation. He earned a BA in Engineering and an MA in Economics from Yale University and an MBA from Stanford University Graduate School of Business.

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

Audit Committee Financial Expert

     The company has determined that Robert Gheewalla, a member of the audit committee of the board of directors, qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that he is not “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Code of Ethics

     The company has adopted a code of ethics applicable to specific employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics is available on the company’s website at www.ipc.com and has also been filed as an exhibit to this annual report on Form 10-K. The company intends to post on its website any amendments to, or waivers from, its code of ethics applicable to such senior officers.

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

Our certificate of incorporation also provides that if Delaware law is amended to permit further elimination or limitation of the personal liability of directors, then the liability of a director of our company will be eliminated or limited to the fullest extent permitted by Delaware law. Any repeal or modification by our stockholders or otherwise of the charter provision relating to the personal liability of directors will not adversely affect any right or protection of a director of our company existing at the time of such repeal or modification.

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

Employee Agreements

     Lance Boxer entered into an employment agreement, dated as of June 19, 2003, whereby he is to be employed as Chief Executive Officer reporting to the board of directors and will serve as a director of the company. The agreement has a three-year term and provides for Mr. Boxer to receive a signing bonus of $50,000, a minimum annual base salary of $350,000 and a discretionary cash bonus with a minimum annual target of $175,000. Mr. Boxer also receives medical, dental and other benefits that are commensurate with his position, including reimbursement for annual premiums on a $2 million life term insurance policy. Under his employment agreement, Mr. Boxer was granted an option to purchase 500,000 shares of our common stock pursuant to our 2002 Stock Option Plan. The company has a right to terminate Mr. Boxer’s employment with or without cause. If Mr. Boxer’s employment is terminated prior to the expiration of the term by the company without cause or by Mr. Boxer for good reason, the company must pay Mr. Boxer severance equal to his annual base salary and full target bonus payable in installments over a period of one year following the termination date. During the term of his employment and for one year thereafter, Mr. Boxer will be subject to restrictions on competition and the solicitation of customers and employees, and for all periods during and after the term, he will be subject to nondisclosure and confidentiality restrictions relating to the confidential information and trade secrets of the company and its affiliates.

     Greg Kenepp entered into an employment agreement, dated as of September 18, 2003, whereby he is to be employed as President and Chief Operating Officer, reporting to the Chief Executive Officer. The agreement has a three-year term and provides for Mr. Kenepp to receive a minimum annual base salary of $275,000 and a discretionary cash bonus with a minimum annual target of $137,500. Mr. Kenepp also receives medical, dental and other benefits that are commensurate with his position. The company has a right to terminate Mr. Kenepp’s employment with or without cause. If Mr. Kenepp’s employment is terminated prior to the expiration of the term by the company without cause, the company must pay Mr. Kenepp’s base salary and

75% of his target bonus payable in installments over a period of nine months following the termination date. During the term of his employment and for one year thereafter, Mr. Kenepp will be subject to restrictions on competition and the solicitation of customers and employees, and for all periods during and after the term, he will be subject to nondisclosure and confidentiality restrictions relating to the confidential information and trade secrets of the company and its affiliates.

     In connection with Stefanie Sovak’s resignation from her position as Senior Vice President, Business Development, the company entered into a separation and release agreement with Ms. Sovak, dated as of July 25, 2003. Under the agreement, Ms. Sovak agreed to continue to assist the company on special projects through a transition period ending on April 26, 2004. The agreement provides that during the transition period, Ms. Sovak will be paid at her base salary in effect prior to her resignation through the end of September 2003 and at an annual rate of $100,000 for the period beginning on October 1, 2003 and ending April 26, 2004. In addition, pursuant to the agreement, the company paid Ms. Sovak a lump sum of $100,000 in August 2003. During the transition period and for one year thereafter, Ms. Sovak will be subject to restrictions on competition and the solicitation of customers and employees, and during and after the transition period, she will be subject to nondisclosure and confidentiality restrictions relating to the confidential information and trade secrets of the company and its affiliates.

Item 11. Executive Compensation

     The following table provides summary information concerning all compensation earned by our Chief Executive Officer and each of our other four most highly compensated executive officers for the fiscal years ended September 30, 2002 and 2003 and a former executive officer who would have qualified as one of our four most highly compensated executive officers but for the fact that the individual was not serving as an executive officer on September 30, 2003:

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
				Awards

		Annual Compensation		Securities
				Underlying	All Other
Name and Principal Position		Salary	Bonus (1)	Options	Compensation (2)

Lance Boxer (3)	2003	$71,400	$50,000	505,000	—
Chief Executive Officer	2002	—	—	5,000	—
Greg Kenepp	2003	$275,000	$127,900	78,200	$5,500
President and Chief Operating Officer	2002	$275,000	$175,000	105,000	—
Timothy Whelan	2003	$225,000	$104,600	31,800	$5,500
Chief Financial Officer	2002	$225,000	$140,000	56,250	—
Michael Sheehan	2003	$202,600	$69,800	3,000	$45,100
Managing Director, Sales	2002	$180,000	$170,000	52,500	$24,200
Colin Knight	2003	$208,900	—	27,000	$39,200
President, EMEA	2002	—	—	—	—
Stefanie Sovak (4)	2003	$190,000	$192,200	3,000	$5,000
Senior Vice President, Business Development	2002	$190,000	$140,000	52,500	—

(1)	2003 bonus amounts for all executive officers other than Mr. Boxer are for 2002 performance. Mr. Boxer’s 2003 bonus was paid as a sign on bonus. 2002 bonus amounts for all executive officers are for 2001 performance.

(2)	Includes commission payments and 401(k)matching contributions received during fiscal year 2003.

(3)	Mr. Boxer was appointed as our Chief Executive Officer in July 2003.

(4)	As of July 25, 2003, Ms. Sovak is no longer an executive officer of the company.

OPTION GRANTS IN THE LAST COMPLETED FISCAL YEAR

	Individual Grants

	Number of			Potential Realizable Value at Assumed
	Securities			Annual Rates of Stock Price
	Underlying	Exercise		Appreciation for Option Term
	Options	Price	Expiration
Name	Granted	($/Share)	Date (1)	Gain at 5% (2)	Gain at 10% (2)

Lance Boxer	500,000	$10.00	7/9/13	$3,150,000	$7,950,000
	5,000	$10.00	4/5/13	$31,500	$79,500
Greg Kenepp	70,000	$10.00	7/9/13	$441,000	$1,130,000
	8,200	$10.00	4/5/13	$51,660	$130,380
Timothy Whelan	25,000	$10.00	7/9/13	$157,500	$397,500
	6,800	$10.00	4/5/13	$42,840	$108,120
Michael Sheehan	3,000	$10.00	4/5/13	$18,900	$47,700
Colin Knight	27,000	$10.00	4/5/13	$170,100	$429,300
Stefanie Sovak (3)	3,000	$10.00	4/5/13	$18,900	$47,700

(1)	The expiration dates set forth in this column represent the latest dates on which the options could be exercised by the option holder if such option holder remained employed by us.

(2)	The dollar amounts set forth in these columns are based on assumed annual rates of stock appreciation from the market price at the date of grant of 5% and 10% (compounded annually) over the full term of the grant. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC, and do not represent our estimates or projection of the future appreciation of the value of our common stock.

(3)	As of July 25, 2003, Ms. Sovak is no longer an executive officer of the company.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     For each named executive officer, as of September 30, 2003, the following table provides:

•	the total number of shares of our common stock received upon the exercise of options during the fiscal year ending September 30, 2003;

•	the value realized upon such exercises; and

•	the total number of shares of our common stock underlying stock options held by the named executive officers (exercisable and unexercisable) as of September 30, 2003.

			Number of Securities Underlying		Value of Unexercised In-the-
			Unexercised Options at Fiscal Year		Money Options at Fiscal Year
	Shares		End		End (1)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Lance Boxer	—	—	1,250	508,750	—	—
Greg Kenepp	—	—	26,250	156,950	—	—
Timothy Whelan	—	—	14,063	73,988	—	—
Michael Sheehan	—	—	13,125	42,375	—	—
Colin Knight	—	—	—	27,000	—	—
Stefanie Sovak(2)	—	—	13,125	13,125	—	—

(1)	As of September 30, 2003, the value of shares of our common stock did not exceed the exercise price per share for the options in the above table. Management has made this determination based upon, among other factors, the value of our common stock as of December 20, 2001 (the date of the acquisition of IPC Information Systems), previous reports prepared by management and others, our operating performance and financial results, and our recent acquisitions.

(2)	As of July 25, 2003, Ms. Sovak is no longer employed by the company.

Stock Option Plan

     In February 2002, the Company adopted the 2002 Stock Option Plan. The option plan provides for the grant of options to purchase shares of the Company’s common stock to selected employees, officers, consultants and directors. The purpose of the option plan is to provide an incentive to employees, officers, consultants and directors to devote their abilities and industry to the Company’s success. The maximum number of shares that may be made the subject of options granted under the option plan is 1,900,000. The Company accounts for these options pursuant to APB Opinion No. 25 “Accounting for Stock Options Issued to Employees.” Accordingly, no compensation expense was recognized for these grants.

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

Key Employee Equity Investment Plan

     In February 2002, we adopted the Key Employee Equity Investment Plan. Under the plan, certain key employees, officers and directors may be given the opportunity to purchase shares of our common stock at its current fair market value. The plan is administered by the compensation committee of our board of directors, which determines the individuals who may participate in the plan, the number of shares offered to each participant and the terms and conditions of each offer. Up to 100,000 shares in the aggregate may be sold under the plan. The shares will be subject to certain transfer restrictions. Prior to the adoption of the Sarbanes-Oxley Act in July 2002, all participants were permitted to pay for up to two-thirds of the purchase price with a promissory note that is secured by the purchased shares. Since the adoption of the Sarbanes-Oxley Act, certain participants may no longer be permitted to purchase shares under the plan with such promissory notes. Through September 30, 2003, 60,000 shares had been purchased under the plan by certain directors, officers and other key employees. Promissory notes received by us for shares purchased by directors, officers and other of our key employees prior to the adoption of the Sarbanes-Oxley Act totaled $0.4 million.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

     The following table sets forth information regarding beneficial ownership of our common stock as of September 30, 2003 by (1) each person who is the beneficial owner of more than five percent of the outstanding shares of our common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all of our executive officers and directors as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For the purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after the date of this report.

	Shares Beneficially Owned

Name	Number	Percentage

5% Stockholders:
Entities affiliated with The Goldman Sachs Group, Inc. (a)	14,564,380	98.9%
Directors and named executive officers:
Lance Boxer	1,000	*
Greg Kenepp	12,000	*
Timothy Whelan	9,000	*
Stefanie Sovak	9,000	*
Michael Sheehan	2,000	*
Colin Knight	—	—
Jack Daly (b)	—	—
Robert Gheewalla (c)	—	—
Joseph Gleberman (d)	—	—
Eric Schwartz (e)	—	—
All directors and executive officers as a group (10 people)	24,000	*

*	Less than one percent.

(a)	Of these shares 8,279,500 shares are owned by GS Capital Partners 2000, L.P., 3,008,448 shares are owned by GS Capital Partners 2000 Offshore, L.P., 2,629,031 shares are owned by GS Capital Partners 2000 Employee Fund, L.P., 346,064 shares are owned by GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, 200,887 shares are owned by Stone Street Fund 2000, L.P., and 100,450 shares are owned by Bridge Street Special Opportunities Fund, L.P. Affiliates of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. are the general or managing partners or investment managers of these partnerships. The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. each disclaims beneficial ownership of the shares owned by these partnerships to the extent that partnership or membership interests, as the case may be, in such partnerships are held by persons other than The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and its affiliates. The address of each of these partnerships, Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. is 85 Broad Street, New York, New York 10004.

(b)	Mr. Daly, who is a Vice President in the Principal Investment Area of Goldman, Sachs & Co., disclaims beneficial ownership of the securities owned by The Goldman Sachs Group, Inc., Goldman, Sachs & Co., and its affiliates. The address for Mr. Daly is 85 Broad Street, New York, New York 10004.

(c)	Mr. Gheewalla, who is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co., disclaims beneficial ownership of the securities owned by The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and its affiliates. The address for Mr. Gheewalla is 85 Broad Street, New York, New York 10004.

(d)	Mr. Gleberman, who is a Managing Director of Goldman, Sachs & Co., disclaims beneficial ownership of the securities owned by The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and its affiliates. The address for Mr. Gleberman is 85 Broad Street, New York, New York 10004.

(e)	Mr. Schwartz, who is a Managing Director of Goldman, Sachs & Co., disclaims beneficial ownership of the securities owned by The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and its affiliates. The address for Mr. Schwartz is 85 Broad Street, New York, New York 10004.

Equity Compensation Plan Information

     The following table provides certain information with respect to all of our equity compensation plans in effect as of September 30, 2003:

	Number of		Number of securities
	securities to be	Weighted–	remaining available for
	issued upon	average exercise	future issuance under
	exercise of	price of	the equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	1,681,900	$10.00	258,100
Total	1,681,900	$10.00	258,100

(1)	For a description of the material features of our equity compensation plans not approved by security holders, see the description of the Stock Option Plan and Key Employee Equity Investment Plan in Item 11 of this report.

Item 13. Certain Relationships and Related Transactions

Goldman, Sachs & Co.

     GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. own substantially all of our common stock. Goldman, Sachs & Co., an affiliate of GSCP 2000 and its related investment funds, provided advisory and other services to GSCP 2000 and us in connection with sourcing, structuring and arranging the acquisition of IPC Information Systems and received fees of $8.0 million for those services. Goldman, Sachs & Co. also acted as an initial purchaser in the offering of our notes and an affiliate of Goldman, Sachs & Co. acted as the arranger and syndication agent under our senior secured credit facilities. In connection with these transactions, Goldman, Sachs & Co. and its affiliates received aggregate fees of approximately $9.3 million. The fees charged by Goldman, Sachs & Co. were commensurate with the fees that Goldman, Sachs & Co. charges for acting in a similar capacity on comparable transactions. Goldman, Sachs & Co. and its affiliates may in the future provide commercial banking, investment banking or other financial advisory services to us and its affiliates. Goldman, Sachs & Co. and/or its affiliates also purchase goods and services from us from time to time and may do so in the future.

     We provide project sales and installation and maintenance services negotiated on an arm’s-length basis to Goldman, Sachs & Co. Services provided by us are billed to Goldman, Sachs & Co, and settled through the collection of trade receivables and are consistent with pricing offered to comparable globally positioned customers. Revenue related to these services amounted to $4.5 million and $9.3 million for the period from November 15 (date of initial capitalization) to September 30, 2002 and the fiscal year ended September 30, 2003, respectively. For the periods ending September 30, 2002 and 2003, we recorded on our balance sheet $1.1 million and $2.9 million of trade receivables, respectively, and $2.7 and $0.9 million of customer advances, respectively, related to maintenance from Goldman, Sachs & Co.

     In connection with the amendment and restatement of our senior secured credit facilities in September 2003, Goldman Sachs Credit Partners L.P. acted as the sole lead arranger and syndication agent. Goldman Sachs Credit Partners L.P. received $0.6 million in fees for this service, which was commensurate with the fees that they charge for acting in a similar capacity on comparable transactions.

Gains Acquisition

     On April 30, 2003, we exercised our option to purchase Gains International (US) Inc. and Gain International (Europe) Limited from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., who own substantially all of our common stock, for 664,380 shares of common stock valued at approximately $5.7 million plus the assumption of deferred consideration of $3.1 million and an October 2003 payment of earn-out consideration of approximately $3.6 million based on current exchange rates. With the acquisition of these entities, we now offer network voice and data services to the financial services community under the name Network Services. This transaction followed the completion of a transaction involving the sale of Gains International (US) Inc., Gains International (Europe) Limited and Gains International Asia Holdings Limited to entities formed by GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co.

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

Item 14. Principal Accountant Fees and Services

Fees For Independent Accountants

     Audit Fees. Fees for audit services totaled approximately $1.0 million in fiscal year 2002 and approximately $0.8 million in fiscal year 2003 for professional services rendered by Ernst & Young LLP, including fees associated with the annual audit of our financial statements, reviews of the quarterly financial statements included in our quarterly reports and statutory audits required internationally, as well as for services rendered in connection with our filings with the Securities and Exchange Commission. The fiscal year 2002 amount also includes fees incurred in connection with the audit of our predecessor for the period from October 1, 2001 to December 20, 2001.

     Audit Related Fees. Fees for audit related services rendered by Ernst & Young LLP totaled approximately $0.6 million in fiscal year 2002 and approximately $0.4 million in fiscal year 2003. Audit-related services for both years principally include due diligence services in connection with acquisitions, and, in fiscal year 2003, accounting consultations.

     Tax Fees. Fees for tax services rendered by Ernst & Young LLP, primarily tax compliance and tax advice, totaled approximately $0.3 million in fiscal year 2002 and $0.1 million in fiscal year 2003.

     All Other Fees. No other services were rendered by Ernst & Young LLP in fiscal year 2002 or fiscal year 2003.

     Our audit committee has determined that the provision of the non-audit services described above is compatible with maintaining the independence of Ernst & Young LLP. Our audit committee has also pre-approved all services (audit and non-audit) to be provided to us by Ernst & Young LLP.

     In the 2002 fiscal year, none of the non-audit services were pre-approved by our audit committee. In the 2003 fiscal year, all of our audit and non-audit services engaged after May 6, 2003 were pre-approved by our audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)(1)	Financial Statements – See index to Financial Statements in Item 8 of this report.

(a)(2)	Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

              Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included elsewhere in the financial statements or notes thereto.

Schedule II

IPC Acquisition Corp.
Schedule of Valuation and Qualifying Accounts

			Deductions-
			Write-offs,
	Balance at	Additions-	Payments and	Balance at
	Beginning of	Charged to	Other	End of
	Period	Expense	Adjustments	Period
(dollars in thousands)
Allowance for doubtful accounts:
IPC Acquisition Corp:
Year ended September 30, 2003	$1,245	$374	$(516)	$1,103
Period from November 15, 2001 to September 30, 2002	$—	$1,288	$(43)	$1,245
Predecessor—IPC Information Systems:
Period from October 1, 2001 to December 20, 2001	$2,648	$1,018	$847	$4,513
Year ended September 30, 2001	$2,601	$793	$(746)	$2,648
Inventory obsolescence:
IPC Acquisition Corp:
Year ended September 30, 2003	$5,235	$1,041	$(819)	$5,457
Period from November 15, 2001 to September 30, 2002	$7,702	$528	$(2,995)	$5,235
Predecessor—IPC Information Systems:
Period from October 1, 2001 to December 20, 2001	$6,843	$471	$388	$7,702
Year ended September 30, 2001	$7,042	$2,088	$(2,287)	$6,843
Warranty Claims:
IPC Acquisition Corp:
Year ended September 30, 2003	$2,159	$2,136	$(2,406)	$1,889
Period from November 15, 2001 to September 30, 2002	$2,352	$1,745	$(1,938)	$2,159
Predecessor—IPC Information Systems:
Period from October 1, 2001 to December 20, 2001	$2,373	$314	$(335)	$2,352
Year ended September 30, 2001	$2,261	$2,920	$(2,808)	$2,373

(a)(3)	Exhibits

The following is a list of exhibits filed as part of this report.

Exhibit Index

Exhibit
Number	Description

2.1	Purchase Agreement dated as of November 16, 2001 among Global Crossing Ltd., Asia Global Crossing Ltd, Global Crossing North America Holdings Inc., Saturn Global Network Services Holdings Limited, IXnet Hong Kong Ltd., Asia Global Crossing Pte Ltd, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 Offshore L.P., GS Capital Partners 2000 GMBH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000 and GS IPC Acquisition Corp. (Certain exhibits and schedules to this agreement have been omitted. Such exhibits and schedules are described in the agreement. The company hereby agrees to furnish to the SEC, upon its request, any or all of such omitted exhibits or schedules.) (incorporated by reference to exhibit 2.1 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

2.2	Amendment date as of December 20, 2001 among Global Crossing Ltd., Asia Global Crossing Ltd, Global Crossing North America Holdings Inc., Saturn Global Network Services Holdings Limited, IXnet Hong Kong Ltd., Asia Global Crossing Pte Ltd, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 Offshore L.P., GS Capital Partners 2000 GMBH & Co. Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, L.P. and IPC Acquisition Corp. to the Purchase Agreement dated as of November 16, 2001 among the parties to this Amendment (incorporated by reference to exhibit 2.2 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.2 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

4.1	Indenture, dated as of December 20, 2001, among the company, the subsidiary guarantors listed on schedule I thereto and The Bank of New York as trustee relating to the 11.50% senior subordinated notes due 2009 (incorporated by reference to exhibit 4.1 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

4.2	The Exchange and Registration Rights Agreement, dated December 20, 2001, among the company, the guarantors listed on schedule I thereto, Goldman, Sachs & Co. and Scotia Capital (USA) Inc. relating to the 11.50% senior subordinated notes due 2009 (incorporated by reference to exhibit 4.2 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

4.3	Supplemental Indenture, dated February 28, 2003, among the company, the subsidiary guarantors parties thereto and The Bank of New York, as trustee. (incorporated by reference to exhibit 4.3 to the company’s Registration Statement on Form S–1 (No. 333–103264)).

4.4	Supplemental Indenture, dated May 13, 2003, among the company, the subsidiary guarantors parties thereto and The Bank of New York, as trustee. (incorporated by reference to exhibit 4.4 to the company’s Registration Statement on Form S–1 (No. 333–103264)).

10.1	Amended and Restated Stockholders Agreement dated as of December 19, 2001, among GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GMBH & Co. Beteiligungs, GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Richard Kleinknecht and IPC Acquisition Corp. (incorporated by reference to exhibit 10.1 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

10.2	Amended and Restated Credit and Guaranty Agreement dated August 29, 2003 among the company, certain subsidiaries of the company, various lenders, Goldman Sachs Credit Partners L.P., as sole lead arranger and syndication agent, General Electric Capital Corporation as administrative agent and collateral agent, and CIT

Exhibit
Number	Description

Lending Services Corporation, as documentation agent (incorporated by reference to exhibit 99.2 to the company’s Form 8-K filed on September 8, 2003).

10.3	Amended and Restated Labor Pooling Agreement, dated as of December 18, 1997, by and between Kleinknecht Electric Company, Inc. (NY) and IPC Information Systems, Inc. (incorporated by reference to exhibit 10.3 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

10.4	Amended and Restated Labor Pooling Agreement, dated as of December 18, 1997, by and between Kleinknecht Electric Company, Inc. (NJ) and IPC Information Systems, Inc. (incorporated by reference to exhibit 10.4 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

10.5	Network Services, Channel Sales and Transition Services Agreement, dated December 20, 2001, among the Company, IPC Information Systems, Inc., Asia Global Crossing, IPC Trading Systems Australia Pty Ltd., Asia Global Crossing Asia Pacific Commercial Ltd., Global Crossing Limited and Global Crossing Telecommunications, Inc. (incorporated by reference to exhibit 10.5 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

10.6	Amendment dated as of July 3, 2002 among IPC Acquisition Corp., IPC Information Systems, Inc., IPC Information Systems Australia Pty Ltd, Asia Global Crossing Asia Pacific Commercial Ltd., Global Crossing Limited and Global Crossing Telecommunications Inc., to the Network Services, Channel Sales and Transition Services Agreement dated as of December 20, 2001 (incorporated by reference to exhibit 10.1 to the company’s quarterly report for the quarterly period ended June 30, 2002).

10.7	Second Amendment, dated as of March 13, 2003, among the company, IPC Information Systems, Inc., IPC Information Systems (Australia) Pty. Ltd., Global Crossing Limited and Global Crossing Telecommunications Inc., to the Network Services, Channel Sales and Transition Services Agreement, dated as of December 20, 2001, as amended pursuant to the Amendment, dated July 3, 2002. (incorporated by reference to exhibit 10.7 to the company’s Registration Statement on Form S–1 (No. 333–103264)).

10.8	Form of Change In Control Agreement (incorporated by reference to exhibit 10.6 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

10.9	Form of Change In Control Waiver Agreement. (incorporated by reference to exhibit 10.8 to the company’s annual report for the year ended September 30, 2002).

10.10	2002 Stock Option Plan, dated February 15, 2002 (incorporated by reference to exhibit 10.7 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

10.11	Key Employee Equity Investment Plan, dated February 15, 2002 (incorporated by reference to exhibit 10.8 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

10.12	Settlement and Rejection Agreement, dated March 13, 2003, among IPC Acquisition Corp., Global Crossing Ltd., and Global Crossing North America Holdings Inc. (incorporated by reference to exhibit 10.11 to the company’s annual report for the year ended September 30, 2002).

10.13	Employment agreement between the company and Lance Boxer, dated June 19, 2003 (incorporated by reference to exhibit 10.1 to the company’s quarterly report for the quarterly period ended June 30, 2003).

10.14	Employment agreement between the company and Greg Kenepp, dated September 18, 2003 (incorporated by reference to exhibit 10.14 to the company’s Registration Statement on Form S–1 (No. 333–103264)).

10.15	Separation agreement and release between the company and Stephanie Sovak, dated July 25, 2003 (incorporated by reference to exhibit 10.15 to the company’s Registration Statement on Form S–1 (No. 333–103264)).

10.16	Share Purchase Agreement, dated January 22, 2003, between Gains Acquisition Corp., Gains Asia Acquisition Corp. and Gains International Infocom Holdings BV (incorporated by reference to exhibit 10.2 to the company’s quarterly report for the quarterly period ended June 30, 2003)

10.17	Call Option Deed, dated January 22, 2003, between Gains International Infocom Holdings BV, IPC Acquisition Corp. and IPC Information Systems, Inc (incorporated by reference to exhibit 10.3 to the company’s quarterly

Exhibit
Number	Description

report for the quarterly period ended June 30, 2003).

*12.1	Ratio of Earnings to Fixed Charges.

*14.1	IPC Acquisition Corp. Code of Ethics.

21.1	List of Subsidiaries (incorporated by reference to exhibit 21.1 to the Company’s Registration Statement on Form S–4 (No. 333–82540)).

*23.1	Consent of Ernst & Young LLP, Independent Auditors.

*23.2	Notice Regarding Consent of Arthur Andersen LLP.

*31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Reports on Form 8-K

The company filed a report on Form 8-K on September 8, 2003. The Form 8-K was for the purpose of announcing that on September 2, 2003, the company completed the amending and restating of its senior secured credit facilities.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 24th day of December 2003.

IPC Acquisition Corp.

By: /s/ Lance Boxer Lance Boxer
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ LANCE BOXER Lance Boxer	Chief Executive Officer and Director (Principal Executive Officer)	December 24, 2003

By: /s/ GREG KENEPP Greg Kenepp	Chief Operating Officer and Director	December 24, 2003

By: /s/ TIMOTHY WHELAN Timothy Whelan	Chief Financial Officer (Principal Financial and Accounting Officer)	December 24, 2003

By: /s/ JOSEPH GLEBERMAN Joseph Gleberman	Chairman of the Board	December 24, 2003

By: /s/ JACK DALY Jack Daly	Director	December 24, 2003

By: /s/ ROBERT GHEEWALLA Robert Gheewalla	Director	December 24, 2003

By: /s/ ERIC SCHWARTZ Eric Schwartz	Director	December 24, 2003

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