Form 10-Q
period 2003-12-31
IPC ACQUISITION CORP
filed 2004-02-13
CIK 1166720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2004

Common Stock, par value $0.01	14,724,380 shares

IPC ACQUISITION CORP.

Part I – Financial Information:

Item 1. Financial Statements

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
(Unaudited)

	September 30,	December 31,
	2003	2003

Assets
Assets:
Cash	$25,800	$13,288
Accounts receivable, net of allowance of $1,103 and $1,966, respectively	60,201	42,960
Inventories, net	30,396	31,563
Prepaid and other current assets	5,523	4,920

Total current assets	121,920	92,731
Property, plant and equipment, net	24,419	24,251
Goodwill	83,079	84,927
Intangible assets, net	200,085	198,904
Deferred financing costs, net	14,146	13,682
Other assets	1,261	7,197

Total assets	$444,910	$421,692

Liabilities and Stockholders’ Equity
Liabilities:
Current portion of long term debt	$550	$550
Accounts payable	2,787	3,267
Accrued expenses and other current liabilities	28,541	24,602
Income taxes payable	4,208	4,091
Customer advances on installation contracts	18,989	26,375
Deferred revenue on maintenance contracts	13,128	8,928
Current portion of guarantees on former parent obligations	1,353	1,353
Deferred purchase consideration	6,722	—

Total current liabilities	76,278	69,166
Term loan	54,450	54,313
Senior subordinated notes	150,000	150,000
Deferred taxes, net	12,182	13,056
Deferred compensation	2,936	2,909
Guarantees on former parent obligations	1,885	1,614

Total liabilities	297,731	291,058

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 14,724,380 shares issued and outstanding at September 30, 2003 and December 31, 2003, respectively	147	147
Paid in capital	145,846	145,846
Notes receivable for purchases of common stock	(393)	(324)
Accumulated deficit	(5,161)	(24,889)
Accumulated other comprehensive income	6,740	9,854

Total stockholders’ equity	147,179	130,634

Total liabilities and stockholders’ equity	$444,910	$421,692

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Three Months Ended
	December 31,

	2002	2003

Revenue:
Product sales and installations	$23,751	$28,104
Service	24,632	32,063

	48,383	60,167

Cost of goods sold (depreciation shown separately):
Product sales and installations	12,254	17,267
Service	13,035	16,726
Depreciation and amortization	297	742

	25,586	34,735

Gross profit	22,797	25,432

Research and development	2,735	3,409
Selling, general and administrative expense	8,730	13,288
Depreciation and amortization	4,731	5,167

Income from operations	6,601	3,568
Other income (expense):
Interest expense, net	(6,205)	(5,522)
Other income, net	525	447

Income (loss) before income taxes	921	(1,507)
Income tax expense	1,123	257

Net loss	$(202)	$(1,764)

The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	December 31,

	2002	2003

Cash flows from operating activities:
Net loss	$(202)	$(1,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,462	2,127
Amortization of intangibles	3,566	3,782
Amortization of deferred financing costs	588	464
Provision for doubtful accounts	86	111
Deferred income taxes	(342)	(792)
Amortization of guarantees on former parent obligations	—	(339)
Changes in operating assets and liabilities:
Accounts receivables	12,159	17,881
Inventories	(7,442)	(911)
Prepaids and other current assets	132	828
Other assets	3	(326)
Accounts payable, accrued expenses and other liabilities	(3,176)	(4,244)
Income taxes payable	1,019	(127)
Customer advances and deferred revenue	8,207	2,810

Net cash provided by operating activities	16,060	19,500

Cash flows from investing activities:
Capital expenditures	(994)	(1,741)
Payment of Gains US and UK earn-out consideration and deferred purchase price	—	(6,756)
Advance payment on acquisition of Gains Asia	—	(5,528)

Net cash used in investing activities	(994)	(14,025)

Cash flows from financing activities:
Principal payments on term loan	(1,702)	(137)
Deferred compensation payments	(24)	(27)
Payment of special cash dividend	—	(17,839)

Net cash used in financing activities	(1,726)	(18,003)

Effect of exchange rate changes on cash	125	16

Net increase (decrease) in cash	13,465	(12,512)
Cash, beginning of period	25,294	25,800

Cash, end of period	$38,759	$13,288

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Income taxes	$607	$945

Interest	$10,141	$9,656

The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2003

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of IPC Acquisition Corp. (the “Company”) and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States for annual financial reporting and should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission.

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

     The unaudited condensed consolidated financial statements for the three months ended December 31, 2002 and 2003 include the accounts of the Company and its wholly owned subsidiaries. The Company’s operations primarily consist of the December 20, 2001 acquisition of IPC Information Systems, Inc. and Asia Global Crossing IPC Trading Systems Australia Pty. Ltd. (the “IPC Information Systems Acquisition”), and the April 30, 2003 purchase of Gains International (US) Inc. and Gains International (Europe) Limited. The results of operations of the acquired businesses have been included in our financial statements from their respective acquisition dates through December 31, 2003. Intercompany balances and transactions have been eliminated.

Revenue Recognition

     Revenue from product sales and installation is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and the delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes, commonly known as MACs, to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from the Company’s Network Services division, which provides voice and data services to the financial community, is billed in advance and recorded ratably (on a monthly basis) over the contractual period, which generally ranges from three months to one year.

Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) in December 2001 and, in accordance with SFAS 142, there is no amortization of goodwill and intangible assets that have indefinite useful lives. However, such assets are tested for impairment annually using the two-step process specifically provided in SFAS 142. Other intangible assets are carried at cost. Technology is amortized over its estimated useful life of between 3 to 7 years, customer relationships are amortized over their estimated useful lives of 8 to 20 years, and proprietary software is amortized over its estimated useful life of 7 years. Trade name has been deemed to have an indefinite life and is not subject to amortization expense, but instead is subject to annual impairment tests in accordance with the provisions of SFAS 142. In determining that the trade name has an indefinite life, the Company considered the following factors: the ongoing active use of its trade name, which is directly associated with a leading position in turret solutions, the lack of any legal, regulatory or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on its trade name generated by its other ongoing business activities (including marketing and development of new technology and new products) and its commitment to products branded with its trade name over its 30 year history. The Company’s acquired trade name has significant market recognition and the Company expects to derive benefits from the use of such asset beyond the foreseeable future.

     The Company completed the required annual impairment test as of July 1, 2003 (the first day of the fourth quarter of the 2003 fiscal year), and concluded that there was no impairment to its recorded goodwill or trade name. There have been no indicators of impairment during the three months ended December 31, 2003 that would require the Company to perform an

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
December 31, 2003

impairment test for this period. The Company believes the recorded values of goodwill and trade name in the amounts of $84.9 million and $19.3 million, respectively, at December 31, 2003 are fully recoverable.

Special Cash Dividend

     On December 31, 2003, the Company declared a special cash dividend of approximately $18.0 million, or $1.22 per share, to stockholders of record on December 31, 2003, of which approximately $17.9 million was paid on December 31, 2003. The remaining $0.1 million was paid in January 2004.

Stock – Based Compensation

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

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions for the three months ended December 31, 2002 and 2003: weighted-average risk-free interest rate of 3.5% and 2.1%, respectively; weighted-average volatility factor of the expected market price of the Company’s common stock of 74.2% and 90%, respectively; dividend yield of 14.2% for the three months ended December 31, 2003 only and a weighted-average expected life of the options of 5 and 4 years, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over their vesting periods. The weighted-average grant date fair value of options granted during the three months ended December 31, 2003 was $2.44. The Company’s pro forma net loss for all periods presented is shown below. These amounts may not necessarily be indicative of the pro forma effect of SFAS 123 for future periods in which options may be granted.

     The Company recorded no compensation expense under APB 25 for the periods presented. If the Company elected to recognize compensation expense based on the fair value of the options granted at grant date, as prescribed by SFAS 123, net loss would have been adjusted to the pro forma amounts indicated in the table below:

	Three Months Ended
	December 31,

(dollars in thousands)	2002	2003

Reported net loss	$(202)	$(1,764)
Add back total stock-based employee compensation determined under APB 25 intrinsic value method, net of tax	—	—
Deduct total stock-based employee compensation expense determined under SFAS 123 fair value based method for all awards, net of tax effect	(186)	(369)

Net loss, pro forma	$(388)	$(2,133)

     The special cash dividend that was declared by the Company on December 31, 2003 reduced the market value per share of the Company’s common stock. As a result, in order to provide equitable treatment to holders of stock options to purchase the Company’s common stock, the Company repriced the exercise price of all of its outstanding stock options from $10.00 per share to $8.78 per share on December 31, 2003. This does not require variable accounting treatment for such options (recording future compensation expense based upon changes in the fair value of the options). The reduction in the exercise price of $1.22 per share

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
December 31, 2003

is equivalent to the per share amount of the special cash dividend to stockholders at that date and to the reduction in market value per share of the Company’s common stock.

Effects of Recently Issued Accounting Standards

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes”. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and the Company has adopted those requirements in its condensed consolidated financial statements. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company applied FIN 45 in connection with the March 13, 2003 settlement and rejection agreement with Global Crossing and has reflected the fair value of guarantees on behalf of Global Crossing in the consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. The required adoption date of FIN 46 was deferred during 2003, and an amended interpretation was issued in December 2003. The amended provisions of FIN 46 are effective for the Company during the first calendar quarter of 2004. The Company has determined that its investment in Purple Voice Holdings Limited (“Purple Voice”) meets the criteria of a variable interest entity, however, pursuant to the deferrals of the required adoption date of FIN 46 during 2003, the Company was not required to apply FIN 46 in its fiscal year 2003 or first quarter of fiscal year 2004 financial statements. Notwithstanding the deferral of FIN 46, the Company has consolidated Purple Voice in accordance with the requirements of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” because the Company has voting control over Purple Voice. Accordingly, because Purple Voice has been consolidated for financial reporting purposes, when the Company adopts FIN 46 in the second quarter of its 2004 fiscal year, there will be no further impact upon the consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively, with the exception of certain SFAS 133 implementation issues that were effective for all fiscal quarters prior to June 15, 2003. Any such implementation issues should continue to be applied in accordance with their respective effective dates. The adoption of SFAS 149 did not have a material impact on the Company’s consolidated financial statements.

Comprehensive Income

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

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
December 31, 2003

	Three Months Ended
	December 31,

(dollars in thousands)	2002	2003

Reported net loss	$(202)	$(1,764)
Translation adjustment, net of tax	1,110	3,114

Total comprehensive income	$908	$1,350

2. Acquisitions

IPC Information Systems Acquisition

     The Company was formed in November 2001 by a group led by GS Capital Partners 2000, L.P. (“GSCP 2000”), and other private equity funds affiliated with Goldman, Sachs & Co., to acquire IPC Information Systems, Inc. and Asia Global Crossing IPC Trading Systems Australia Pty. Ltd (collectively, “IPC Information Systems”). The Company did not have any assets or operations prior to the IPC Information Systems Acquisition. On December 20, 2001, the Company purchased IPC Information Systems from Global Crossing and Asia Global Crossing, Ltd. and various of their affiliates. The Company and various of its subsidiaries also entered into a network services, channel sales and transition services agreement with Global Crossing and various other parties that obligated the Company to market or resell Global Crossing’s channel network services to its customers and restricted its ability to supply telecommunications services to any third party or to own a network capable of providing these services to any third party. Under the purchase agreement, the total purchase price for the shares and assets was $360.0 million, subject to various adjustments for working capital and customer advances. As a result of the IPC Information Systems Acquisition, the Company owns a leader in turret solutions, based on its base of approximately 110,000 turrets and related equipment installed in trading positions worldwide.

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

     Prior to the completion of the IPC Information Systems Acquisition, the Company leased six floors at 67-73 Worship Street, London, England at an annual rate of approximately £565,000, or $1.0 million, assuming an exchange rate of £1 to $1.7785. Of these six floors, the Company uses one floor for office space and an affiliate of Global Crossing uses five floors for telecommunications and networking equipment. Under the lease, which expires in 2010, the Company remains liable to the landlord for all six floors. Pursuant to the purchase agreement with Global Crossing, the Company entered into a sublease for a portion of these premises with an affiliate of Global Crossing and the landlord has consented to that sublease. Through December 31, 2003, Global Crossing’s affiliate has made all of its required sublease payments.

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

     As a result of the termination of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying the Company for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition, the

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
December 31, 2003

Company may be required to pay those taxes and is no longer able to seek indemnification from Global Crossing. As of the date of this filing, the aggregate amount of taxes for which the Company has received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million and, as of December 31, 2003, the Company has made settlement payments aggregating $0.8 million. The Company estimates that the range of its exposure for additional tax liabilities is from $0.0 to $36.0 million. In computing its estimated range of potential tax liabilities, the Company took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although the Company believes that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by the Company of a significant amount of these potential tax liabilities could have a material adverse effect on the Company’s financial condition and results of operations, requiring the Company to seek additional financing. In that event, the Company cannot make assurances that it will be able to obtain additional financing on commercially reasonable terms, or at all.

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

     As part of the settlement and rejection agreement, the Company also entered into an amendment to the network services, channel sales and transition services agreement. Under the amendment, the Company no longer has any obligation to market or resell Global Crossing’s channel network services to its customers. Additionally, pursuant to the amendment, the Company is permitted to use any other provider of network services for its own internal purposes so long as the Company’s aggregate annual payments to Global Crossing and its subsidiaries are at least $48,000.

Gains Acquisition

     On April 30, 2003, the Company exercised its option to purchase Gains International (US) Inc. and Gains International (Europe) Limited (collectively “Gains”) from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., who own substantially all of the Company’s common stock, for 664,380 shares of common stock valued at approximately $5.7 million plus the assumption of deferred consideration of $3.1 million and an October 2003 payment of earn-out consideration of approximately $3.6 million. With the acquisition of Gains, the Company now offers voice and data services primarily to the financial services community under the name Network Services. This transaction followed the completion of a transaction involving the sale of Gains International (US) Inc., Gains International (Europe) Limited and Gains International Asia Holdings Limited to entities formed by GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. As discussed further in Note 11, the Company purchased Gains International Asia Holdings Limited on January 6, 2004.

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

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
December 31, 2003

     The acquisition of Gains was accounted for using the purchase method of accounting in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS 141”) and accordingly, the Company’s consolidated results of operations for the three months ended December 31, 2003 include the operating results of Gains from the date of purchase. The following table represents the allocation of the excess of the purchase price over the historical cost of the net tangible assets acquired at the date of the purchase:

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

     Set forth below is the unaudited pro forma consolidated results of operations of the Company for the three months ended December 31, 2002, assuming the Gains acquisition occurred as of the beginning of the period.

     The unaudited pro forma condensed financial information is presented for informational purposes only and does not purport to represent the results of operations of the Company for the periods described above had the Gains acquisition occurred as of the beginning of the period, or to project the results for any future period.

Three Months
Ended
December 31,
(dollars in thousands)	2002

Revenue	$53,453
Net loss	$(1,211)

Investment in Purple Voice

     IPC UK Holdings Limited (“IPC UK”), a subsidiary of the Company, entered into a series of transactions with Purple Voice, a business-to-business Internet Protocol (“IP”) software company that provides Voice over IP (“VoIP”) solutions to the financial community. VoIP is the method by which voice communication is delivered from one computer to another over a network. As a result of these transactions, which closed on August 1, 2003:

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

     On a pro forma basis, this acquisition did not have a material impact on the Company’s results of operations for the three months ended December 31, 2002 or the three months ended December 31, 2003.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
December 31, 2003

3. Inventories

	September 30,	December 31,
(dollars in thousands)	2003	2003

Components and manufacturing work in process	$5,980	$6,709
Inventory on customer sites awaiting installation	17,874	18,333
Parts and maintenance supplies	6,542	6,521

	$30,396	$31,563

4. Goodwill and Intangible Assets

     The Company adopted SFAS 142 in December 2001. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, they are reviewed for impairment annually or more frequently if certain indicators arise.

     The following table reflects the changes in goodwill for the three months ended December 31, 2003:

December 31,
(dollars in thousands)	2003

Balance at September 30, 2003	$83,079
Additions	—
Write-offs	—
Effects of currency translation adjustments	1,848

Balance at December 31, 2003	$84,927

     The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in the condensed consolidated balance sheets as of the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2003	2003

Intangible assets:
Amortized intangible assets:
Technology	$46,346	$46,346
Customer relationships	155,230	155,230
Effect of currency translation adjustments	6,081	8,665
Accumulated amortization-technology	(11,517)	(13,237)
Accumulated amortization-customer relationships	(14,055)	(16,100)

Net carrying amount	182,085	180,904
Non-amortized intangible assets:
Trade name	18,000	18,000

Net carrying amount	$200,085	$198,904

     Amortization expense for those intangible assets required to be amortized under SFAS 142 was $3.6 million and $3.8 million for the three months ended December 31, 2002 and 2003, respectively.

     Estimated annual amortization expense for fiscal year 2004 and each of the four succeeding fiscal years for identifiable intangible assets required to be amortized under SFAS 142 are as follows:

(dollars in thousands):
2004	$14,981
2005	14,981
2006	14,981
2007	14,533
2008	14,533

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
December 31, 2003

5. Accrued Expenses and Other Current Liabilities

	September 30,	December 31,
(dollars in thousands)	2003	2003

Accrued compensation and benefits	$7,433	$6,942
Warranty reserves	1,889	1,785
Sales taxes payable	891	1,162
Job accruals	2,536	2,522
Accrued transaction costs	2,124	2,221
Accrued carrier costs	3,650	3,956
Current portion of deferred compensation	692	692
Accrued interest	5,299	767
Other accruals	4,027	4,555

	$28,541	$24,602

6. Long Term Debt

Senior Secured Credit Facilities

     On December 20, 2001, the Company entered into the senior secured credit facilities comprised of a $105.0 million term loan and a $15.0 million revolving credit facility. On September 2, 2003, the Company amended and restated its senior secured credit facilities. The amended and restated senior secured credit facilities consist of a $25.0 million revolving credit facility and a $55.0 million term loan; provided, however, that the Company can increase the committed amount under these facilities by up to $25.0 million so long as one or more lenders agrees to provide this incremental commitment and other customary conditions are satisfied. The term loan was borrowed in full at closing, but through December 31, 2003, the Company had not borrowed against the revolving credit facility. As of December 31, 2003, the amount available under the revolving credit facility was reduced by outstanding letters of credit of $4.3 million. In January 2004, the Company borrowed $7.0 million from the revolving credit facility and used the proceeds to fund a portion of the purchase of Gains International Asia Holdings Limited (see Note 11). At December 31, 2003, the interest rate for borrowings outstanding under the amended and restated senior secured credit facilities was 5.12%.

     Mandatory prepayments of the amended and restated senior secured credit facilities are required upon the occurrence of certain events, including certain asset sales, equity issuances and debt issuances, as well as from 50% of the Company’s excess cash flow in the 2004 fiscal year and thereafter. Excess cash flow is defined in the Company’s amended and restated credit agreement as: (1) the sum of net income, interest expense, provisions for taxes, depreciation expense, amortization expense, other non-cash items affecting net income and to the extent included in calculating net income, expenses incurred by the Company in connection with an amendment of the then existing credit agreement, certain restructuring expenses and prepayment premiums in connection with prepayment of loans under the then existing credit agreement, plus (2) a working capital adjustment less (3) scheduled repayments of debt, capital expenditures, cash interest expense and provisions for taxes based on income.

     As required under the terms of the Company’s senior secured credit facilities, the Company made mandatory excess cash flow repayments of $30.0 million and $0.8 million on September 30, 2002 and December 29, 2002, respectively, based upon 75% of its excess cash flow for the period ended September 30, 2002. On March 3, 2003, the Company also voluntarily prepaid $14.0 million in debt on its then existing senior secured credit facilities. For the year ended September 30, 2003, the Company was not required to make a mandatory excess cash flow repayment under the terms of the amended and restated senior secured credit facilities.

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

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
December 31, 2003

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

     As of December 31, 2003, annual principal repayments required under the $55.0 million term loan, (excluding any future excess free cash flow amounts), by fiscal year, are as follows (in thousands):

2004	$413
2005	550
2006	550
2007	550
2008	52,800

$54,863

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

7. Commitments and Contingencies

Warranties

     The Company records a reserve for future warranty costs based on current unit sales, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The adequacy of the recorded warranty liabilities is assessed each quarter and adjustments are made as necessary. The specific terms and conditions of the warranties vary depending on the products sold and the countries in which the Company does business. Changes in the warranty liability during the periods presented are as follows:

	Three Months Ended
	December 31,

(dollars in thousands)	2002	2003

Balance at beginning of period	$2,159	$1,889
Warranty accrual	288	321
Material and labor usage	(600)	(425)

Balance at end of period	$1,847	$1,785

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
December 31, 2003

Guarantees

     The Company, through its subsidiaries, guaranteed certain equipment lease, real estate and other obligations of its former affiliate, Global Crossing. The Company remains a guarantor of certain real estate lease obligations on behalf of Global Crossing including the sublease for office space at 67-73 Worship Street in London, England. The terms of these guaranties will expire in November 2004 and December 2005. These obligations were entered as a result of Global Crossing’s ownership of the Company and the Company is responsible for any payments if Global Crossing fails to make the required payments under the lease agreements. However, under the settlement and rejection agreement (as discussed in Note 2), $2.0 million has been placed in an escrow account pending the issuance of an irrevocable letter of credit from Global Crossing to the Company as beneficiary in the event that Global Crossing fails to make the required payments under the Worship Street sublease. The carrying value of these guaranties as of December 31, 2003 is $2.2 million, and such amount has been recorded on the Company’s consolidated balance sheet in accordance with FIN 45. Such amount has been reduced by the $2.0 million escrow account. The maximum potential future payments the Company could be required to make under these obligations is $4.1 million. Through December 31, 2003, Global Crossing’s affiliate has made all of the required Worship Street sublease payments.

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

8. Income Taxes

     The Company’s effective tax rates for the three months ended December 31, 2002 and 2003 were 121.9% and (17.1%), respectively. The Company’s effective tax rates reflect the Company’s foreign, federal and state taxes, the non-deductibility of foreign losses for federal tax purposes, the non-deductibility of certain expenses and taxable income at several of the Company’s foreign subsidiaries, which, as compared to the absolute amount of pre-tax earnings (or loss), has a significant impact on the Company’s effective tax rates.

     As of September 30, 2003 and December 31, 2003, the Company has recognized deferred tax assets related to its US federal and state net operating loss carryforwards of approximately $9.6 million and $10.9 million, respectively. In determining whether it is more likely than not that the Company will realize the benefits of the net deferred tax assets from US operations, the Company considered all available evidence, both positive and negative. The principal factors that led the Company to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002 reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation of the IPC Information Systems Acquisition (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by the Company and Global Crossing, also generate deductions for income tax purposes); (2) US results

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
December 31, 2003

of operations for subsequent fiscal years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (3) the Company’s conclusion that the net US deferred tax assets were generated by an event (the Company’s purchase of the business), rather than a continuing condition. As of December 31, 2003, no circumstances have arisen that would require the Company to change such conclusion.

     As a result of the termination of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying the Company for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition, the Company may be required to pay those taxes and is no longer able to seek indemnification from Global Crossing. As of the date of this filing, the aggregate amount of taxes for which the Company has received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million and, as of December 31, 2003, the Company has made settlement payments aggregating $0.8 million. The Company estimates that the range of its exposure for additional tax liabilities is from $0.0 to $36.0 million. In computing its estimated range of potential tax liabilities, the Company took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although the Company believes that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by the Company of a significant amount of these potential tax liabilities could have a material adverse effect on the Company’s financial condition and results of operations, requiring the Company to seek additional financing. In that event, the Company cannot assure you that it will be able to obtain additional financing on commercially reasonable terms, or at all.

9. Business Segment Information

     The Company’s operations include the Trading Systems, Information Transport Systems, or I.T.S., and the Network Services divisions. Trading Systems reports sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installations.” It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from MACs to existing turret system installations as “Service.” I.T.S. reports revenue from the design, integration and implementation of cabling infrastructure projects, including local and wide area networks, and from the sales of intelligent network products, such as hubs, bridges and routers, as “Product sales and installations.” It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks, as “Service.” Revenue from the Network Services division, which provides voice and data services to the financial community, is billed in advance and recorded ratably (on a monthly basis) over the contractual period, which generally ranges from three months to one year, as “Service”. The Company’s primary measures to evaluate performance are direct margin (revenue less cost of goods sold, excluding indirect costs and depreciation and amortization) and income from operations.

	Trading
For the Three Months Ended December 31, 2002	Systems	I.T.S.	Consolidated

	(dollars in thousands)
Revenue:
Product sales and installations	$21,009	$2,742	$23,751
Service	21,516	3,116	24,632

Total revenue	42,525	5,858	48,383
Direct margin	27,189	1,212	28,401
Depreciation and amortization	4,968	60	5,028
Income (loss) from operations	6,901	(300)	6,601
Interest expense, net	(6,205)	—	(6,205)
Other income, net	525	—	525
Income (loss) before income taxes	1,221	(300)	921
Income tax provision	1,123	—	1,123
Goodwill	$72,350	$971	$73,321
Total assets	$419,507	$16,338	$435,845
Capital expenditures	$986	$8	$994

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
December 31, 2003

	Trading		Network
For the Three Months Ended December 31, 2003	Systems	I.T.S.	Services	Consolidated

		(dollars in thousands)
Revenue:
Product sales and installations	$21,458	$6,646	$—	$28,104
Service	23,992	827	7,244	32,063

Total revenue	45,450	7,473	7,244	60,167
Direct margin	27,869	1,013	3,284	32,166
Depreciation and amortization	5,289	60	560	5,909
Income (loss) from operations	3,814	(265)	19	3,568
Interest expense, net	(5,522)	—	—	(5,522)
Other income (expense), net	538	—	(91)	447
Loss before income taxes	(1,170)	(265)	(72)	(1,507)
Income tax provision	117	—	140	257
Goodwill	$72,056	$971	$11,900	$84,927
Total assets	$378,144	$21,239	$22,309	$421,692
Capital expenditures	$1,089	$—	$652	$1,741

10. Guarantor Subsidiaries’ Financial Information

     Certain of the Company’s domestic restricted subsidiaries guarantee the senior secured credit facilities and the senior subordinated notes. These subsidiary guarantees are both full and unconditional, as well as joint and several. Information regarding the guarantors is as follows (in thousands):

			Non-
Condensed Consolidating Balance Sheet at	IPC	Guarantor	Guarantor
September 30, 2003	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash	$9,088	$3,135	$13,577	$—	$25,800
Accounts receivable, net	—	47,025	13,176	—	60,201
Inventories, net	—	28,584	4,666	(2,854)	30,396
Prepaid and other current assets	—	2,110	3,413	—	5,523
Due from (to) affiliate	213,600	(190,517)	(23,083)	—	—

Total current assets	222,688	(109,663)	11,749	(2,854)	121,920
Investment in subsidiaries	129,364	10,524	1,375	(141,263)	—
Property, plant and equipment, net	—	20,433	3,986	—	24,419
Goodwill and intangibles, net	—	195,802	87,362	—	283,164
Deferred financing costs, net	14,146	—	—	—	14,146
Other assets	—	855	406	—	1,261

Total assets	$366,198	$117,951	$104,878	$(144,117)	$444,910

Liabilities and stockholders’ equity:
Current portion of long-term debt	$550	$—	$—	$—	$550
Accounts payable, accrued expenses and other current liabilities	5,299	15,384	16,206	—	36,889
Customer advances and deferred revenue	—	26,043	6,074	—	32,117
Deferred purchase price consideration	—	6,722	—	—	6,722

Total current liabilities	5,849	48,149	22,280	—	76,278
Long-term debt	204,450	—	—	—	204,450
Other long-term liabilities	8,720	4,159	5,124	(1,000)	17,003

Total liabilities	219,019	52,308	27,404	(1,000)	297,731
Total stockholders’ equity	147,179	65,643	77,474	(143,117)	147,179

Total liabilities and stockholders’ equity	$366,198	$117,951	$104,878	$(144,117)	$444,910

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
December 31, 2003

			Non-
Condensed Consolidating Balance Sheet at	IPC	Guarantor	Guarantor
December 31, 2003	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash	$4,126	$3,206	$5,956	$—	$13,288
Accounts receivable, net	—	30,392	12,568	—	42,960
Inventories, net	—	29,380	4,756	(2,573)	31,563
Prepaid and other current assets	—	1,644	3,276	—	4,920
Due from (to) affiliate	190,327	(178,107)	(12,220)	—	—

Total current assets	194,453	(113,485)	14,336	(2,573)	92,731
Investment in subsidiaries	136,182	10,524	1,375	(148,081)	—
Property, plant and equipment, net	—	20,315	3,936	—	24,251
Goodwill and intangibles, net	—	192,822	91,009	—	283,831
Deferred financing costs, net	13,682	—	—	—	13,682
Other assets	—	6,424	773	—	7,197

Total assets	$344,317	$116,600	$111,429	$(150,654)	$421,692

Liabilities and stockholders’ equity:
Current portion of long-term debt	$550	$—	$—	$—	$550
Accounts payable, accrued expenses and other current liabilities	892	16,351	16,070	—	33,313
Customer advances and deferred revenue	—	28,790	6,513	—	35,303

Total current liabilities	1,442	45,141	22,583	—	69,166
Long-term debt	204,313	—	—	—	204,313
Other long-term liabilities	7,928	3,793	6,858	(1,000)	17,579

Total liabilities	213,683	48,934	29,441	(1,000)	291,058
Total stockholders’ equity	130,634	67,666	81,988	(149,654)	130,634

Total liabilities and stockholders’ equity	$344,317	$116,600	$111,429	$(150,654)	$421,692

			Non-
Condensed Consolidated Statement of Operations	IPC	Guarantor	Guarantor
For the Three Months Ended December 31, 2002	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$40,489	$11,721	$(3,827)	$48,383
Cost of goods sold	—	22,213	6,703	(3,330)	25,586

Gross profit	—	18,276	5,018	(497)	22,797
Other operating expenses	—	12,578	3,618	—	16,196

Income (loss) from operations	—	5,698	1,400	(497)	6,601
Interest income (expense) and other, net	(6,300)	(65)	685	—	(5,680)
Income tax provision	—	28	1,095	—	1,123

Net income (loss)	$(6,300)	$5,605	$990	$(497)	$(202)

			Non-
Condensed Consolidated Statement of Operations	IPC	Guarantor	Guarantor
For the Three Months Ended December 31, 2003	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$44,843	$17,098	$(1,774)	$60,167
Cost of goods sold	—	27,131	9,659	(2,055)	34,735

Gross profit	—	17,712	7,439	281	25,432
Other operating expenses	—	16,287	5,577	—	21,864

Income from operations	—	1,425	1,862	281	3,568
Interest income (expense) and other, net	(5,468)	278	115	—	(5,075)
Income tax provision (benefit)	—	(320)	577	—	257

Net income (loss)	$(5,468)	$2,023	$1,400	$281	$(1,764)

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
December 31, 2003

			Non-
Condensed Consolidated Statement of Cash Flows	IPC	Guarantor	Guarantor
For the Three Months Ended December 31, 2002	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(10,366)	$18,535	$7,891	$—	$16,060
Intercompany borrowings	18,130	(12,015)	(6,115)	—	—
Capital expenditures	—	(798)	(196)	—	(994)

Net cash provided by (used in) investing activities	18,130	(12,813)	(6,311)	—	(994)
Principal payments on term loan	(1,702)	—	—	—	(1,702)
Deferred compensation payments	—	(24)	—	—	(24)

Net cash used in financing activities	(1,702)	(24)	—	—	(1,726)
Effect of exchange rate changes on cash	—	125	—	—	125

Net increase in cash	6,062	5,823	1,580	—	13,465
Cash at beginning of period	6,123	(1,610)	20,781	—	25,294

Cash at end of period	$12,185	$4,213	$22,361	$—	$38,759

			Non-
Condensed Consolidated Statement of Cash Flows	IPC	Guarantor	Guarantor
For the Three Months Ended December 31, 2003	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(10,259)	$26,212	$3,547	$—	$19,500
Capital expenditures	—	(1,437)	(304)	—	(1,741)
Intercompany borrowings	23,273	(12,393)	(10,880)	—	—
Payment of Gains US and UK earn-out and deferred purchase price	—	(6,756)	—	—	(6,756)
Advance payment on acquisition of Gains Asia	—	(5,528)	—	—	(5,528)

Net cash provided by (used in) investing activities	23,273	(26,114)	(11,184)	—	(14,025)
Principal payments on term loan	(137)	—	—	—	(137)
Deferred compensation payments	—	(27)	—	—	(27)
Dividends paid	(17,839)	—	—	—	(17,839)

Net cash used in financing activities	(17,976)	(27)	—	—	(18,003)
Effect of exchange rate changes on cash	—	—	16	—	16

Net increase (decrease) in cash	(4,962)	71	(7,621)	—	(12,512)
Cash at beginning of period	9,088	3,135	13,577	—	25,800

Cash at end of period	$4,126	$3,206	$5,956	$—	$13,288

11. Subsequent Events

Gains Asia Acquisition

     On January 6, 2004, the Company purchased Gains International Asia Holdings Limited from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. for a total net cash purchase price of approximately $15.5 million. Gains International Asia Holdings Limited is a provider of voice and data services to the financial services community in Asia. In October 2003, the Company made an advance payment of approximately $5.5 million in connection with this acquisition which is included in Other assets in the condensed consolidated balance sheet at December 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion of our financial condition and results of operations with our condensed consolidated financial statements and related notes included elsewhere in this filing.

     Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “thinks”, and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other risk factors, including but not limited to:

•	risks associated with substantial indebtedness, leverage and debt service;

•	performance of our business and future operating results;

•	risks of competition in our existing and future markets;

•	loss or retirement of any key executives;

•	general business and economic conditions;

•	market acceptance issues, including the failure of products or services to generate anticipated sales levels; and

•	other risks described in our Registration Statement on Form S-1 (333-103264).

Our actual results and performance may be materially different from any future results or performance expressed or implied by these forward-looking statements.

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

Overview

     Our primary business is the design, manufacture, installation and service of turret systems for the trading operations of the financial community, which includes investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers and insurance companies. Turrets are specialized telephone systems that are designed for high reliability and provide users instant access to hundreds of dedicated telephone lines that are directly connected to other trading partners and customers. Traders, brokers and salespersons occupy desks known as trading positions from which they trade various financial instruments including stocks, bonds, currencies and futures using turrets. We are a leader in turret solutions, based on our base of approximately 110,000 turrets and related equipment installed in trading positions worldwide. We also install and service the cabling infrastructure and networks within buildings that connect voice and data communications devices for traders and others in the global financial, trading and exchange trading industries, as well as sell network voice and data services to customers primarily in the financial community.

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

     Revenue from product sales and installations is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from our Network Services division is billed in advance and recorded ratably (on a monthly basis) over the contractual period, which generally ranges from three months to one year.

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

Our Strategy

The key elements of our strategy are to:

•	Generate revenue growth through replacement sales, technology upgrades and trading floor expansions. Regular turnover of our installed base is driven primarily by customers’ facility moves, mergers or consolidations and the development of new trading markets and products. Additionally, other factors, such as customer business initiatives, including global trading platform standardization, regulatory developments, and customer expansion affect turnover, as customers require more flexible, efficient and technologically advanced turret systems. By developing new systems, such as our IQMX™ turret system, that address these factors in a timely, proactive fashion, we believe we can increase overall turnover rates, as customers are motivated to replace older, less-advanced equipment with our latest most-advanced product offerings.

•	Expand by developing new products and services and capitalizing on new trends. We believe there is an opportunity to increase our revenues by strategically broadening our product portfolio, enhancing our technology architecture and addressing new developments in the marketplace. Examples of our efforts include:

•	Providing voice, data and video communications. The introduction of our IQMX product with expansion modules provides the ability to communicate by exchanging text (such as Chat and Instant Messaging programs) and video (such as popular desktop video conferencing systems) as quickly and easily as the communications systems currently allow traders to do so with voice. By creating a communications system that utilizes IP to deliver communications, and by combining this delivery methodology with the expansion modules that support exchanging text and video in addition to voice, we eliminate the need for our customers to purchase stand-alone equipment to deliver these solutions and leverage opportunities to sell additional solutions to our established customers.

•	Developing applications. Application integration and development is driven by the need to create a seamless and efficient work environment in much the same way that increasingly sophisticated call centers were developed in the mid-1990s. We have demonstrated our capability in this market through sales of our Computer Telephony Integration, or CTI, products which allow telephony devices to communicate with computers.

•	Increasing our penetration of disaster recovery and contingency planning sales. We intend to further penetrate the growing demand for disaster recovery and business continuity solutions. We believe we can effectively capitalize on our strong track record and customer relationships to drive future business in this area from both existing customers and emerging third-party providers.

•	Penetrating middle office support positions. In June 2002, we released the ICMX, a VoIP intercom module, and a member of our IQMX family of turret products. The ICMX extends intercom functionality by providing hands-free communication between sites, a unified numbering plan, group calls and all calls and support for hoot and holler applications, an open broadcast system that allows a trader to communicate with a large group of traders located around the world. Compact in size and with features designed specifically for support functions of a trading floor, we believe the ICMX positions us to penetrate a large number of trading support positions.

•	Increase our product offerings. With the acquisition of Gains International (US) Inc. and Gains International (Europe) Limited in April 2003, we created a new business division called Network Services. Our Network Services division provides network voice and data services that connect traders across six continents. In addition, in June 2003, we launched a suite of services under the name Managed Services. Managed Services are a set of premium, specialized services that deliver fully managed connectivity to trading floors worldwide. We believe we can provide these services to customers in combination with sales of our turrets. With several different service products being offered, we believe we can be successful in marketing these services to customers of our turrets. Also, with our investment in Purple Voice in August 2003, we will provide users such as researchers, analysts, and retail brokers who are based off the main trading floor with seamless access to audio broadcasts, intercom calls, group calls and hoot and holler broadcasts regardless of the user’s location.

•	Increase our sales through organic growth and opportunistic acquisitions. We intend to continue to enhance our competitive position by (1) converting customers from competitors’ systems to our own, (2) further expanding into currently under-penetrated business opportunities, (3) winning competitive bids for new installation opportunities, and (4) expanding geographically. We plan to achieve these objectives through a combination of expanding our direct presence, continuing our new product development efforts and making strategic acquisitions and/or alliances.

•	Continue our track record of customer service excellence. We believe our high level of customer service differentiates us from our competition, positions us to capture more revenue from our existing client base by providing value-added services, and allows us to maintain our pricing and profitability.

Recent Events

     On January 6, 2004, we purchased Gains International Asia Holdings Limited from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. for a total net cash purchase price of approximately $15.5 million. Gains International Asia Holdings Limited is a provider of voice and data services to the financial services community in Asia. In October 2003, we made an advance payment of approximately $5.5 million in connection with this acquisition which is included in Other assets in the condensed consolidated balance sheet at December 31, 2003.

Comparison of the Three Months Ended December 31, 2003 (“Q1 2004”) to the Three Months Ended December 31, 2002 (“Q1 2003”).

     The following table sets forth, as a percentage of consolidated revenue, our condensed consolidated statements of operations for the periods indicated. The following table also presents, as a percentage of division revenue, our statements of operations for our three major operating divisions for the periods indicated.

	Q1 2004				Q1 2003

		Trading		Network		Trading		Network
	Consolidated	Systems	I.T.S.	Services	Consolidated	Systems	I.T.S.	Services

Revenue:
Product sales and installations	47%	47%	89%	0%	49%	49%	47%	—
Service	53%	53%	11%	100%	51%	51%	53%	—

	100%	100%	100%	100%	100%	100%	100%	—

Cost of goods sold (depreciation shown separately):
Product sales and installations	29%	24%	82%	0%	25%	22%	44%	—
Service	28%	24%	16%	65%	27%	24%	51%	—
Depreciation and amortization	1%	1%	0%	6%	1%	1%	0%	—

	58%	49%	98%	71%	53%	47%	95%	—

Gross profit	42%	51%	2%	29%	47%	53%	5%	—
Research and development	6%	8%	0%	0%	6%	6%	0%	—
Selling, general and administrative expense	22%	24%	5%	28%	18%	20%	9%	—
Depreciation and amortization	8%	11%	1%	1%	9%	11%	1%	—

Income (loss) from operations	6%	8%	(4%)	0%	14%	16%	(5%)	—

Other income (expense):
Interest expense, net	(9%)	(12%)	0%	0%	(13%)	(14%)	0%	—
Other income (expense), net	1%	1%	0%	(1%)	1%	1%	0%	—

Income (loss) before income taxes	(2%)	(3%)	(4%)	(1%)	2%	3%	(5%)	—
Income tax expense (benefit)	1%	0%	0%	2%	2%	3%	0%	—

Net income (loss)	(3%)	(3%)	(4%)	(3%)	0%	0%	(5%)	—

Revenue

     The following table sets forth our consolidated revenue and revenue as reported for our three major operating divisions.

	Consolidated

(dollars in thousands)	Q1 2004	Q1 2003	$ Change	% Change

Product sales and installations	$28,104	$23,751	$4,353	18%
Service	32,063	24,632	7,431	30%

Total	$60,167	$48,383	$11,784	24%

	Trading Systems

(dollars in thousands)	Q1 2004	Q1 2003	$ Change	% Change

Product sales and installations	$21,458	$21,009	$449	2%
Service	23,992	21,516	2,476	12%

Total	$45,450	$42,525	$2,925	7%

	I.T.S.

(dollars in thousands)	Q1 2004	Q1 2003	$ Change	% Change

Product sales and installations	$6,646	$2,742	$3,904	142%
Service	827	3,116	(2,289)	(73%)

Total	$7,473	$5,858	$1,615	28%

	Network Services

(dollars in thousands)	Q1 2004	Q1 2003	$ Change	% Change

Product sales and installations	$—	$—	$—	—
Service	7,244	—	7,244	—

Total	$7,244	$—	$7,244	—

Comparison of Q1 2004 to Q1 2003

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

          Product Sales and Installations. The increase in product sales and installation revenue of $4.4 million in Q1 2004 from Q1 2003 was primarily due to changes to an existing contract related to one large (greater than $2.0 million) installation project completed in Q1 2004 for approximately $3.9 million in our I.T.S. division. Additionally, in our Trading Systems division, a greater number of small (less than $1.0 million) installation projects were completed in Q1 2004 compared to Q1 2003. This increase in product sales and installation revenue was partially offset by a smaller volume of large and medium (between $1.0 million and $2.0 million) projects completed in Q1 2004 compared to Q1 2003. There were three large and medium installation projects totaling $5.2 million and small installation projects totalling $16.3 million in Q1 2004 as compared to three large and medium installation projects totaling $6.3 million and small installation projects aggregating $14.7 million which were completed in Q1 2003.

          We expect our fiscal year 2004 product sales and installation revenue to be approximately $160.0 million. However, customer commitments could be delayed due to budgetary constraints, changes to real estate planning, merger and acquisitions activity in our customer base, a decrease in our customers’ headcount or changes in our customers’ technology needs. As a result, actual product sales and installation revenue in the 2004 fiscal year could be lower.

          Service. The increase in service revenue of $7.4 million in Q1 2004 from Q1 2003 was substantially all due to the addition of our Network Services division, which was created following the acquisition of the Gains US and UK entities in April 2003. We generated no revenue from our Network Services division in Q1 2003.

          We expect our fiscal year 2004 consolidated service revenue to be approximately $140.0 million. However, customer commitments could be delayed due to budgetary constraints, changes to real estate planning, merger and acquisition activity in our customer base, a decrease in our customers’ headcount or technology needs. As a result, the actual service revenue in the 2004 fiscal year could be lower.

     Trading Systems

          Product Sales and Installations. The increase in product sales and installation revenue of $0.4 million in Q1 2004 from Q1 2003 was primarily due to a greater number of small installation projects completed in Q1 2004 compared to Q1 2003, partially offset by a smaller volume of large and medium projects completed in Q1 2004 compared to Q1 2003. There were three large and medium installation projects totaling $5.2 million and the small installation projects completed in Q1 2004 aggregated $16.3 million, as compared to three large and medium installation projects totaling $6.3 million and small installation projects aggregating $14.7 million completed in Q1 2003.

          Service. The increase in service revenue of $2.5 million in Q1 2004 from Q1 2003 was primarily due to a higher volume of contract maintenance revenue totaling $2.1 million and non-contract MAC revenue totaling $0.4 million in Q1 2004. The increase in contract maintenance revenue in Q1 2004 was primarily due to the expiration of warranties for installation contracts completed in Q1 2003. The increase in non-contract MAC revenue was primarily due to increased service revenue generated by new branch locations in Germany, Italy, and Japan for Q1 2004 compared to Q1 2003.

     I.T.S.

          Product Sales and Installations. The increase in product sales and installation revenue of $3.9 million in Q1 2004 from Q1 2003 was primarily due to changes to an existing contract associated with one large installation project completed in Q1 2004.

          Service. The decrease in service revenue of $2.3 million in Q1 2004 from Q1 2003 was primarily due to the loss of a large service customer in Q1 2004, resulting in a $2.0 million decrease in revenue when compared to Q1 2003, as well as a decrease in service revenue from our customer base.

     Network Services

          Service. Service revenue for our Network Services division was $7.2 million in Q1 2004. We generated no revenue from our Network Services division in Q1 2003 as it was created following the acquisition of the Gains US and UK entities in April 2003.

Cost of Revenue

     The following table sets forth our consolidated cost of revenue and our cost of revenue as reported for our three major operating divisions. Cost of revenue for our Trading Systems and I.T.S. divisions includes the costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold, labor to provide service, warehouse and project management costs and the depreciation of the equipment in our manufacturing and assembly facility. Cost of revenue for our Network Services division includes the costs to lease local and long distance circuits and depreciation of equipment.

	Consolidated

		% of		% of	%
(dollars in thousands)	Q1 2004	Rev.	Q1 2003	Rev.	Change

Product sales and installations	$17,267	61%	$12,254	52%	9%
Service	16,726	52%	13,035	53%	(1%)
Depreciation and amortization	742	1%	297	1%	0%

Total	$34,735	58%	$25,586	53%	5%

	Trading Systems

		% of		% of	%
(dollars in thousands)	Q1 2004	Rev.	Q1 2003	Rev.	Change

Product sales and installations	$11,138	52%	$9,679	46%	6%
Service	10,852	45%	10,065	47%	(2%)
Depreciation and amortization	285	1%	297	1%	0%

Total	$22,275	49%	$20,041	47%	2%

	I.T.S.

		% of		% of	%
(dollars in thousands)	Q1 2004	Rev.	Q1 2003	Rev.	Change

Product sales and installations	$6,129	92%	$2,575	94%	(2%)
Service	1,185	143%	2,970	95%	48%
Depreciation and amortization	—	0%	—	0%	0%

Total	$7,314	98%	$5,545	95%	3%

	Network Services

		% of		% of	%
(dollars in thousands)	Q1 2004	Rev.	Q1 2003	Rev.	Change

Product sales and installations	$—	0%	$—	0%	0%
Service	4,689	65%	—	0%	0%
Depreciation and amortization	457	6%	—	0%	0%

Total	$5,146	71%	$—	0%	0%

Comparison of Q1 2004 to Q1 2003

     Consolidated

     We expect our fiscal year 2004 total consolidated cost of revenue to be approximately $175 million; however, pricing changes and more competitive bidding for our customers could cause the actual total consolidated cost of revenue to be higher.

          Product Sales and Installations. The increase in product sales and installations cost of revenue of 9% as a percentage of product sales and installation revenue in Q1 2004 from Q1 2003 was primarily due to a higher percentage of I.T.S. installations and third party products sold compared to Trading System manufactured products sold in Q1 2004. I.T.S. and third party products have a higher cost of revenue than Trading Systems manufactured products.

          Service. The decrease in service cost of revenue of 1% as a percentage of service revenue in Q1 2004 from Q1 2003 was primarily due to an increase in Trading Systems contract maintenance services in Q1 2004, which have a lower cost of revenue than non-contract MAC services, partially offset by cost of revenue from our Network Services division, which is higher as a percentage of revenue than our Trading Systems division, and the adverse impact on our I.T.S. division from the loss of a large contract maintenance customer in Q1 2004.

     Trading Systems

          Product Sales and Installations. The increase in product sales and installations cost of revenue of 6% as a percentage of product sales and installation revenue in Q1 2004 from Q1 2003 was primarily due to a higher volume of third party products sold in Q1 2004 when compared to Q1 2003. Third party products generally have a higher cost of revenue than products manufactured by the Trading Systems division. In addition, the three large and medium installation projects that were completed in Q1 2003 had higher margins than those completed in Q1 2004.

          Service. The decrease in service cost of revenue of 2% as a percentage of service revenue in Q1 2004 from Q1 2003 was primarily due to an increase in contract maintenance services in Q1 2004, which have a lower cost of revenue than non-contract MAC services.

     I.T.S.

          Product Sales and Installations. The decrease in product sales and installations cost of revenue of 2% as a percentage of product sales and installation revenue in Q1 2004 from Q1 2003 was primarily due to a higher profit margin recognized for one large installation project as a result of changes from the original contract order.

          Service. The increase in service cost of revenue of 48% as a percentage of service revenue in Q1 2004 from Q1 2003 was primarily due to the loss of a larger service customer in Q1 2004. As a result of the lost service volume and generally competitive market conditions, our fixed costs currently represent a more significant portion of our total costs for this line of business. We expect our variable cost of revenue to decrease and show positive margins for the remainder of the 2004 fiscal year; however, actual cost of revenue in the 2004 fiscal year could be higher.

     Network Services

          Service. Service cost of revenue for our Network Services division as a percentage of service revenue was 65% in Q1 2004. We incurred no cost of revenue from our Network Services division in Q1 2003 as it was created following the acquisition of the Gains US and UK entities in April 2003.

Research and Development Expense

	Consolidated

(dollars in thousands)	Q1 2004	Q1 2003	$ Change	% Change

Research and development expense	$3,409	$2,735	$674	25%

     Research and development efforts are principally focused on the next generation of the Trading Systems products, applications, and enhancements of our current product lines. We expect our research and development expenses in fiscal year 2004 to be approximately $13 million; however, the actual research and development expenses could be higher.

Comparison of Q1 2004 to Q1 2003

     Research and development expenses increased by $0.7 million in Q1 2004 from Q1 2003, reflecting additional resources added to our product development group.

Selling, General and Administrative Expense

	Consolidated

(dollars in thousands)	Q1 2004	Q1 2003	$ Change	% Change

Selling, general and administrative expense	$13,288	$8,730	$4,558	52%

Comparison of Q1 2004 to Q1 2003

     Selling, general and administrative expenses increased by $4.6 million for Q1 2004 from Q1 2003, primarily due to increased professional fees, employee related costs (compensation, severance, bonuses and benefits) and for new foreign office locations totaling $2.6 million in Q1 2004 compared to Q1 2003 as well as the inclusion of expenses for our Network Services division, which totaled $2.0 million in Q1 2004.

     We expect our selling, general and administrative expenses in fiscal year 2004 to be approximately $53 million; however the actual selling, general and administrative expenses could be higher. We believe the anticipated increase in selling, general and administrative expenses for the 2004 fiscal year will primarily result from the inclusion of our Network Services division for the full fiscal year.

Depreciation and Amortization

	Consolidated

(dollars in thousands)	Q1 2004	Q1 2003	$ Change	% Change

Depreciation and amortization	$5,167	$4,731	$436	9%

Comparison of Q1 2004 to Q1 2003

     Depreciation and amortization expense increased by $0.4 million in Q1 2004 from Q1 2003 primarily due to increased capital expenditures in our Trading Systems division, as well as the addition of depreciable fixed assets and amortizable assets from our Network Services division in Q1 2004.

Interest Expense, net

	Consolidated

(dollars in thousands)	Q1 2004	Q1 2003	$ Change	% Change

Interest expense, net	$5,522	$6,205	$(683)	(11%)

Comparison of Q1 2004 to Q1 2003

     Interest expense, net decreased by $0.7 million in Q1 2004 from Q1 2003, primarily due to the reduction of principal and a reduction of the interest rate on our outstanding senior secured credit facilities. A voluntary prepayment of $14.0 million was made in March 2003 on our senior secured credit facilities and the interest rate was reduced by approximately 2.4% (from 7.5% to 5.12%) when the senior secured credit facilities were amended and restated in September 2003.

Provision for Income Taxes

     Our effective tax rates for Q1 2003 and Q1 2004 were 121.9% and (17.1%), respectively. Our effective tax rates reflect our foreign, federal and state taxes, the non-deductibility of foreign losses for federal tax purposes, the non-deductibility of certain expenses and taxable income at several of our foreign subsidiaries, which, as compared to the absolute amount of pre-tax earnings (or loss), has a significant impact on our effective tax rates.

Net Loss

	Consolidated

(dollars in thousands)	Q1 2004	Q1 2003	$ Change	% Change

Net loss	$(1,764)	$(202)	$(1,562)	773%

Comparison of Q1 2004 to Q1 2003

     Net loss increased by $1.6 million in Q1 2004 from Q1 2003 due to the increase in research and development expense of $0.7 million, the increase in selling, general and administrative expense of $4.6 million, and an increase in depreciation and amortization of $0.4 million, offset by the increase in our gross profit of $2.6 million, the decrease in income taxes of $0.9 million and the decrease in interest expense of $0.6 million. The decrease in earnings from our Trading Systems division of $1.4 million in Q1 2004 compared to Q1 2003 was the primary reason for the increase in consolidated net loss.

     We expect to have net income for the entire 2004 fiscal year that is comparable to the $4.0 million earnings in the 2003 fiscal year. However, the actual amount may be lower.

Liquidity and Capital Resources

     Historically, we have satisfied our operating cash requirements through cash provided by operations, capital loans, financing and bank lines of credit. Our principal uses of cash were to fund working capital requirements, operating losses, capital expenditures and repayment of borrowings.

     During Q1 2004, we made three large non-recurring cash payments: a settlement payment totaling $12.3 million in October 2003 which consisted of the deferred purchase price and earn-out consideration totaling $6.8 million related to the April 2003 acquisition of Gains International (US) and Gains International (Europe), a $5.5 million advance payment for the acquisition of Gains Asia and a dividend payment of $1.22 per share, or approximately $18.0 million, of which $17.9 million was paid on December 31, 2003.

     The Q1 2004 cash uses for the non-recurring Gains related payments and the payment of the special cash dividend, combined with our mandatory interest payment due under our senior subordinated notes of $8.6 million paid on December 15, 2003, which were partially funded by our cash provided by operating activities, reduced the amount of cash on our balance sheet from $25.8 million at September 30, 2003 to $13.3 million at December 31, 2003.

     Our short term uses of cash include the remaining cash portion of the purchase price for Gains International Asia Holdings Limited totaling $11.7 million, which was paid in January 2004. The cash portion of the purchase price was partially funded by operating cash and by a $7.0 million draw on our revolving credit facility in January 2004. We expect to repay the $7.0 million draw on our revolving credit facility during the second quarter of the 2004 fiscal year. The repayment of borrowed funds will be financed by operating cash flow. We do not currently anticipate any other short term non-recurring uses of cash in the near future.

     The Senior Secured Credit Facilities

     On December 20, 2001, we entered into the senior secured credit facilities comprised of a $105.0 million term loan and a $15.0 million revolving credit facility. On September 2, 2003, we amended and restated our senior secured credit facilities. The amended and restated senior secured credit facilities consist of a $25.0 million revolving credit facility and a $55.0 million term loan; provided, however, that we can increase the committed amount under these facilities by up to $25.0 million so long as one or more lenders agrees to provide this incremental commitment and other customary conditions are satisfied. The term loan was borrowed in full at closing, but through December 31, 2003, we had not borrowed against the revolving credit facility. As of December 31, 2003, the amount available under the revolving credit facility was reduced by outstanding letters of credit of $4.3 million. In January 2004, we borrowed $7.0 million from the revolving credit facility and used the proceeds to fund a portion of the purchase of Gains International Asia Holdings Limited. As of January 31, 2004, we had $13.7 million of remaining availability under the revolving credit facility.

     Mandatory prepayments of the amended and restated senior secured credit facilities are required upon the occurrence of certain events, including certain asset sales, equity issuances and debt issuances, as well as 50% of excess cash flow in FY 2004 and thereafter. Excess cash flow is defined in our amended and restated credit agreement, as: (1) the sum of net income, interest expense, provisions for taxes, depreciation expense, amortization expense, other non-cash items affecting net income and to the extent included in calculating net income, expenses incurred by us in connection with an amendment of the then existing credit agreement, certain restructuring expenses and prepayment premiums in connection with prepayment of loans under the then existing credit agreement, plus (2) a working capital adjustment less (3) scheduled repayments of debt, capital expenditures, cash interest expense and provisions for taxes based on income.

     As required under the terms of our senior secured credit facilities, we made mandatory excess cash flow repayments of $30.0 million and $0.8 million on September 30, 2002 and December 29, 2002, respectively, based upon 75% of our excess cash flow for the period ended September 30, 2002. On March 3, 2003, we also voluntarily prepaid $14.0 million in debt on our then existing senior secured credit facilities. For the year ended September 30, 2003, we were not required to make a mandatory excess cash flow repayment under the terms of the amended and restated senior secured credit facilities.

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

     The Senior Subordinated Notes

     On December 20, 2001 we issued $150.0 million in aggregate principal amount of 11.50% senior subordinated notes to fund a portion of the consideration for the acquisition of IPC Information Systems. Under the terms of the indenture governing the notes, we may, subject to certain restrictions, issue additional notes up to a maximum aggregate principal amount of $250.0 million. The notes mature on December 15, 2009. The notes are general unsecured obligations, are subordinated in right of payment to all existing and future senior debt, including the amended and restated senior secured credit facilities, are pari passu in right of payment with any future senior subordinated indebtedness, and are unconditionally guaranteed by certain of our domestic restricted subsidiaries. Interest on the notes accrue at the rate of 11.50% per annum and is payable semi-annually in arrears on June 15 and December 15, the first of which occurred on June 15, 2002.

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

     As a result of the termination of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying us for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the acquisition of IPC Information Systems. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for these periods prior to and including the date of the acquisition of IPC Information Systems, we may be required to pay those taxes and are no longer able to recover indemnification from Global Crossing. As of December 31, 2003, the aggregate amount of taxes for which we have received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million and, as of December 31, 2003, we have made settlement payments in the aggregate of $0.8 million. We estimate that the range of our exposure for additional tax liabilities is from $0.0 to $36.0 million. In computing the estimated range of potential tax liabilities, we took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although we believe that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by us of a significant amount of these potential tax liabilities could have a material adverse effect on our financial condition and results of operations, requiring us to seek additional financing. In that event, we cannot assure you we will be able to obtain additional financing on commercially reasonable terms, or at all.

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

     Comparison of Q1 2004 to Q1 2003

     Cash provided by operating activities was $19.5 million for Q1 2004 compared to $16.1 million for Q1 2003. This increase of $3.4 million was primarily due to the decrease in our accounts receivable balances during Q1 2004, partially offset by a larger net loss in Q1 2004 compared to Q1 2003. The decrease in accounts receivable balances during Q1 2004 was attributable to the collection of amounts due from large jobs completed during our fourth quarter of the 2003 fiscal year.

     Cash used in investing activities was $14.0 million for Q1 2004 compared to $1.0 million for Q1 2003. Q1 2004 cash used for investing activities consisted of $1.7 million of capital expenditures, a $5.5 million advance payment for the Gains Asia acquisition and a $6.8 million payment related to the deferred purchase price and earn-out consideration for the April 2003 Gains US and UK acquisition. In Q1 2003, cash used in investing activities of $1.0 million was exclusively for capital expenditures.

     Cash used in financing activities was $18.0 million for Q1 2004 compared to $1.7 million for Q1 2003. Cash used in financing activities of $1.7 million in Q1 2003 was for principal payments under our senior secured credit facilities. These payments amounted to $0.1 million in Q1 2004. The remainder of cash used in financing activities in Q1 2004 of $17.8 million related to the special cash dividend of $1.22 per share declared and paid to holders of record on December 31, 2003.

     The effect of exchange rate changes on cash represents increases and decreases in various currencies when translated into US dollars. As an international company, we are subjected to currency fluctuation risk, which resulted in virtually no change in Q1 2004 compared to an increase of $0.1 million in Q1 2003. Currently our largest currency exposures are to the British Pound and the Canadian Dollar, although we have additional exposures, to a lesser extent, to the Euro, Australian Dollar, Japanese Yen, Hong Kong Dollar and Singapore Dollar.

Capital Resources and Expenditures

     We expect that our capital expenditures for fiscal year 2004 will be approximately $10.0 million; however, actual capital expenditures for the 2004 fiscal year may be greater. We are limited in our capital expenditures in any fiscal year by the capital expenditure covenant in our amended and restated credit agreement. This limits us to capital expenditures in any fiscal year to $12.0 million plus 50% of the unused amount from the immediately preceding fiscal year. For fiscal year 2004, the amount of capital expenditures permitted by this covenant is approximately $12.2 million. We have no off balance sheet financing arrangements or other relationships with unconsolidated affiliates.

     Our primary future uses of cash will be to fund interest expense and principal repayments on our debt, capital expenditures, research and development efforts, working capital and as needed for potential strategic acquisitions and/or alliances. Our primary future sources of cash will be cash flows from operations, primarily the design, manufacture, installation and service of turret systems for the trading operations of investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers and insurance companies, as well as voice and data services to the financial community and, if necessary, borrowings under the revolving credit facility.

     During the course of the year, our short-term liquidity is impacted by our mandatory payment obligations of principal and interest under both our amended and restated senior secured credit facilities and our senior subordinated notes. The mandatory interest and principal payments under the amended and restated senior secured credit facilities are due at the end of each quarter. The interest payments required by the senior subordinated notes of $8.6 million due in June and December of each year negatively impact our liquidity during those particular months. Additionally, in any such year that we generate excess cash flow, the mandatory prepayment required under our amended and restated senior secured credit facilities must be made within 90 days of our fiscal year end. For the year ended September 30, 2003, we were not required to make a mandatory excess cash flow repayment under the terms of the amended and restated senior secured credit facilities.

     At December 31, 2003, we had $13.3 million of unrestricted cash and had additional liquidity available to us of $20.7 million through the $25.0 million revolving credit facility, under which there were no amounts outstanding at December 31, 2003 ($25.0 million revolving credit facility reduced by outstanding letters of credit of $4.3 million). In January 2004, we borrowed $7.0 million from our revolving credit facility to fund a portion of the Gains Asia acquisition. As of January 31, 2004, we had approximately $9.8 million of unrestricted cash and $13.7 million of remaining availability under the revolving credit facility.

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

     Since the acquisition of IPC Information Systems, our cash generated from the operations of the business has been sufficient to meet substantially all of our cash needs. Based on our forecasts, we believe that this trend will continue and our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our current and long-term liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes, on commercially reasonable terms, or at all.

Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Payments Due by Period

		Less than	1-3	4-5	After 5
Contractual Obligations:	Total	1 year	years	years	years

Deferred Compensation Agreements	$5,124	$703	$1,031	$949	$2,441
Network Carrier Commitments	4,686	4,686	—	—	—
Long-Term Debt	204,863	550	1,100	53,213	150,000
Operating Leases	36,956	6,778	11,263	9,636	9,279

Total Contractual Cash Obligations	$251,629	$12,717	$13,394	$63,798	$161,720

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less than	1-3	4-5	Over 5
Other Commercial Commitments:	Committed	1 year	years	years	years

Line of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	4,250	4,250	—	—	—
Guaranties for Global Crossing Affiliates	4,101	2,173	1,928	—	—

Total Commercial Commitments	$8,351	$6,423	$1,928	$—	$—

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements”. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes”. The adoption of this standard did not have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and we have adopted those requirements in our condensed consolidated financial statements. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. We have applied FIN 45 in connection with the March 13, 2003 settlement and rejection agreement with Global Crossing and have reflected the fair value of guarantees on behalf of Global Crossing in our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. The required adoption date of FIN 46 was deferred during 2003, and an amended interpretation was issued in December 2003. The amended provisions of FIN 46 are effective for us during the first calendar quarter of 2004. We have determined that our investment in Purple Voice meets the criteria of a variable interest entity, however, pursuant to the deferrals of the required adoption date of FIN 46 during 2003, we were not required to apply FIN 46 in our fiscal year 2003 or first quarter of fiscal year 2004 financial statements. Notwithstanding the deferral of FIN 46, we have consolidated Purple Voice in accordance with the requirements of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” because we have voting control over Purple Voice. Accordingly, because Purple Voice has been consolidated for financial reporting purposes, when we adopt FIN 46 in the second quarter of our 2004 fiscal year, there will be no further impact upon our consolidated financial statements.

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

Summary of Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we continually evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from our Network Services division is billed in advance and recorded ratably (on a monthly basis) over the contractual period, which generally ranges from three months to one year.

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

     We adopted SFAS 142 effective upon the acquisition of IPC Information Systems and, in accordance with SFAS 142, there is no amortization of goodwill and intangible assets that have indefinite useful lives. However, such assets are tested for impairment annually using the two-step process specifically provided in SFAS 142. Other intangible assets are carried at cost. Technology is amortized over its estimated useful life of between 3 to 7 years, customer relationships are amortized over their estimated useful lives of 8 to 20 years, and proprietary software is amortized over its estimated useful life of 7 years. Trade name has been deemed to have an indefinite life and is not subject to amortization expense, but instead is subject to annual impairment tests in accordance with the provisions of SFAS 142. In determining that the trade name has an indefinite life, we considered the following factors: the ongoing active use of our trade name, which is directly associated with our leading position in turret solutions, the lack of any legal, regulatory or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on our trade name generated by our other ongoing business activities (including marketing and development of new technology and new products) and our commitment to products branded with our trade name over our 30 year history.

     We completed the required annual impairment test as of July 1, 2003 (the first day of the fourth quarter of the 2003 fiscal year), and concluded that there was no impairment to our recorded goodwill or trade name. There have been no indicators of impairment during the three months ended December 31, 2003 that would require us to perform an impairment test for this period. We believe the recorded values of goodwill and trade name in the amounts of $84.9 million and $19.3 million, respectively, at December 31, 2003 are fully recoverable.

Stock–Based Compensation

     As permitted by SFAS 123, we have elected to follow APB Opinion 25 and related interpretations in accounting for our employee option plans. Under APB 25, no compensation expense is recognized at the time of an option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of the grant and the number of shares to be issued pursuant to the exercise of such options are fixed on the date of the grant.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Market risks relating to our operations result primarily from changes in interest rates and changes in foreign exchange rates. We monitor our interest rate and foreign exchange rate exposures on an ongoing basis. We have not entered into any interest rate or foreign currency hedging contracts.

     The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

		Future Principal Payments
	Fair Value on
(Dollars in millions)	December 31, 2003	2004	2005	2006	2007	2008	Thereafter	Total

Long-Term Debt:
Fixed Rate
Senior Subordinated Notes, interest payable at 11.50%, maturing 2009	$159.0	$—	$—	$—	$—	$—	$150.0	$150.0

Variable Rate
Senior Secured Credit Facilities – Term Loan (interest payable at 5.12% at December 31, 2003)	$55.4	$0.4	$0.5	$0.5	$0.6	$52.8	$—	$54.8

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

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

          (A) EXHIBITS

               10.1 Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement dated December 12, 2003.

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

                 None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Acquisition Corp.

Dated: February 13, 2004	By:	/s/ TIMOTHY WHELAN

Timothy Whelan
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)