Form 10-Q
period 2004-03-31
IPC ACQUISITION CORP
filed 2004-05-12
CIK 1166720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004

Common Stock, par value $0.01	14,724,380 shares

IPC ACQUISITION CORP.

Part I – Financial Information:

Item 1. Financial Statements

IPC ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
(Unaudited)

	March 31,	September 30,
	2004	2003
Assets
Assets:
Cash	$10,972	$25,800
Accounts receivable, net of allowance of $2,170 and $1,103, respectively	53,987	60,201
Inventories, net	25,786	30,396
Prepaid and other current assets	6,031	5,523

Total current assets	96,776	121,920
Property, plant and equipment, net	25,290	24,419
Goodwill	95,251	83,079
Intangible assets, net	198,917	200,085
Deferred financing costs, net	13,191	14,146
Other assets	1,172	1,261

Total assets	$430,597	$444,910

Liabilities and Stockholders’ Equity
Liabilities:
Current portion of long term debt	$550	$550
Accounts payable	5,294	2,787
Accrued expenses and other current liabilities	29,995	28,541
Income taxes payable	3,975	4,208
Customer advances on installation contracts	11,595	18,989
Deferred revenue on maintenance contracts	19,134	13,128
Current portion of guarantees on former parent obligations	1,353	1,353
Deferred purchase consideration	—	6,722

Total current liabilities	71,896	76,278
Term loan	54,175	54,450
Senior subordinated notes	150,000	150,000
Deferred taxes, net	16,490	12,182
Deferred compensation	2,885	2,936
Guarantees on former parent obligations and other long-term liabilities	1,339	1,885

Total liabilities	296,785	297,731

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 14,724,380 shares issued and outstanding at March 31, 2004 and September 30, 2003, respectively	147	147
Paid in capital	145,846	145,846
Notes receivable for purchases of common stock	(325)	(393)
Accumulated deficit	(22,084)	(5,161)
Accumulated other comprehensive income	10,228	6,740

Total stockholders’ equity	133,812	147,179

Total liabilities and stockholders’ equity	$430,597	$444,910

The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenue:
Product sales and installations	$41,002	$32,819	$69,106	$56,570
Service	38,037	23,486	70,100	48,118

	79,039	56,305	139,206	104,688

Cost of goods sold (depreciation shown separately):
Product sales and installations	22,196	19,680	39,463	31,934
Service	19,059	11,894	35,785	24,929
Depreciation and amortization	968	299	1,710	596

	42,223	31,873	76,958	57,459

Gross profit	36,816	24,432	62,248	47,229

Research and development	3,599	2,928	7,008	5,663
Selling, general and administrative	15,138	10,742	28,426	19,472
Depreciation and amortization	5,388	4,798	10,555	9,529

Income from operations	12,691	5,964	16,259	12,565
Other income (expense):
Interest expense, net	(5,814)	(6,477)	(11,336)	(12,682)
Other income (expense), net	(140)	802	307	1,327

Income before income taxes	6,737	289	5,230	1,210
Income tax expense	3,932	900	4,189	2,023

Net income (loss)	$2,805	$(611)	$1,041	$(813)

The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,041	$(813)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,552	2,975
Amortization of intangibles	7,713	7,150
Amortization of deferred financing costs	955	1,463
Provision for doubtful accounts	299	(54)
Deferred income taxes	2,445	(1,447)
Amortization of guarantees on former parent obligations	(677)	—
Changes in operating assets and liabilities:
Accounts receivable	9,634	5,292
Inventories	5,020	(13,626)
Prepaids and other current assets	(27)	(1,296)
Other assets	165	1
Accounts payable, accrued expenses and other liabilities	1,290	(4,656)
Income taxes payable	(1,083)	1,162
Customer advances and deferred revenue	(1,983)	17,196

Net cash provided by operating activities	29,344	13,347

Cash flows from investing activities:
Capital expenditures	(4,221)	(2,284)
Global Crossing Settlement:
Proceeds from restricted cash account and other amounts	—	9,419
Cash payments	—	(5,200)
Payment of Gains US and UK earn-out consideration and deferred purchase price	(6,756)	—
Acquisition of Gains Asia, net of cash acquired	(15,182)	—

Net cash provided by (used in) investing activities	(26,159)	1,935

Cash flows from financing activities:
Principal payments on term loan	(275)	(17,160)
Issuance costs for term loan amendment	—	(310)
Deferred compensation payments	(51)	(46)
Payment of special cash dividend	(17,964)	—

Net cash used in financing activities	(18,290)	(17,516)

Effect of exchange rate changes on cash	277	(651)

Net decrease in cash	(14,828)	(2,885)
Cash, beginning of period	25,800	25,294

Cash, end of period	$10,972	$22,409

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Income taxes	$2,493	$2,524

Interest	$10,674	$11,575

The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2004

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of IPC Acquisition Corp. (the “Company”) and its wholly and partially owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States for annual financial reporting and should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission.

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

     The unaudited condensed consolidated financial statements for the three and six months ended March 31, 2004 and 2003 include the accounts of the Company and its wholly and partially owned subsidiaries. The Company had no operations prior to the December 20, 2001 acquisition of IPC Information Systems, Inc. and Asia Global Crossing IPC Trading Systems Australia Pty. Ltd. (the “IPC Information Systems Acquisition”). On April 30, 2003, the Company purchased Gains International (US) Inc. and Gains International (Europe) Limited and on January 6, 2004 purchased Gains International Asia Holdings Limited. The results of operations of the acquired businesses have been included in the Company’s financial statements from their respective acquisition dates through March 31, 2004. Intercompany balances and transactions have been eliminated.

Revenue Recognition

     Revenue from product sales and installation is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and the delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and Information Transport Systems, or I.T.S., services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes, commonly known as MACs, to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from the Company’s Network Services division, which provides voice and data services to the financial community, is generally billed at the beginning of the month and recognized in the same month.

Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) in December 2001 and, in accordance with SFAS 142, there is no amortization of goodwill and intangible assets that have indefinite useful lives. However, goodwill is tested for impairment annually using the two-step process specifically provided in SFAS 142. Other intangible assets are carried at cost. Technology is amortized over its estimated useful life of between 3 to 7 years, customer relationships are amortized over their estimated useful lives of 8 to 20 years, and proprietary software is amortized over its estimated useful life of 7 years. Trade name has been deemed to have an indefinite life and is not subject to amortization expense, but instead is subject to annual impairment tests in accordance with the provisions of SFAS 142. In determining that the trade name has an indefinite life, the Company considered the following factors: the ongoing active use of its trade name, which is directly associated with a leading position in turret solutions, the lack of any legal, regulatory or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on its trade name generated by its other ongoing business activities (including marketing and development of new technology and new products) and its commitment to products branded with its trade name over its 30 year history. The Company’s acquired trade name has significant market recognition and the Company expects to derive benefits from the use of such asset beyond the foreseeable future.

IPC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
March 31, 2004

The Company most recently completed the required annual impairment test as of July 1, 2003 (the first day of the fourth quarter of the 2003 fiscal year), and concluded that there was no impairment to its recorded goodwill or trade name. There have been no indicators of impairment during the six months ended March 31, 2004 that would require the Company to perform an impairment test for this period. The Company believes the recorded values of goodwill and trade name in the amounts of $95.3 million and $18.0 million, respectively, at March 31, 2004 are fully recoverable.

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

     Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2004 and 2003: weighted-average risk-free interest rate of 2.1%; weighted-average volatility factor of the expected market price of the Company’s common stock of 90%; dividend yield of 14.2% for 2004 only and a weighted-average expected life of the options of 4 years.

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

     For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over their vesting periods. The weighted-average grant date fair value of options granted during the three months ended March 31, 2004 was $2.44. The Company’s pro forma net income (loss) for all periods is shown below. These amounts may not necessarily be indicative of the pro forma effect of SFAS 123 for future periods in which ptions may be granted.

     The Company recorded no compensation expense under APB 25 for the periods presented. If the Company elected to recognize compensation expense based on the fair value of the options granted at grant date, as prescribed by SFAS 123, net income (loss) would have been adjusted to the pro forma amounts indicated in the table below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(dollars in thousands)	2004	2003	2004	2003
Reported net income (loss)	$2,805	$(611)	$1,041	$(813)
Add back total stock-based employee compensation determined under APB 25 intrinsic value method, net of tax	—	—	—	—
Deduct total stock-based employee compensation expense determined under SFAS 123 fair value based method for all awards, net of tax	(383)	(186)	(751)	(371)

Net income (loss), pro forma	$2,422	$(797)	$290	$(1,184)

     The special cash dividend that was declared by the Company on December 31, 2003 reduced the market value per share of the Company’s common stock. As a result, in order to provide equitable treatment to holders of stock options to purchase the

IPC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
March 31, 2004

Company’s common stock, the Company repriced the exercise price of all of its outstanding stock options from $10.00 per share to $8.78 per share on December 31, 2003. This repricing does not require variable accounting treatment for such options (recording future compensation expense based upon changes in the fair value of the options). The reduction in the exercise price of $1.22 per share is equivalent to the per share amount of the special cash dividend to stockholders at that date and to the reduction in market value per share of the Company’s common stock.

Effects of Recently Issued Accounting Standards

     In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“FIN 46R”). This Interpretation, which replaces FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Application of FIN 46R was required for the Company for the second quarter of its 2004 fiscal year. The Company has determined that its investment in Purple Voice Holdings Limited (“Purple Voice”) meets the criteria of a variable interest entity requiring consolidation under FIN 46R. However, because the Company has voting control over Purple Voice, it has been consolidating Purple Voice in accordance with the requirements of ARB 51. Accordingly, there was no further impact upon the consolidated financial statements resulting from the adoption of FIN 46R.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(dollars in thousands)	2004	2003	2004	2003
Reported net income (loss)	$2,805	$(611)	$1,041	$(813)
Translation adjustment, net of tax	374	(949)	3,488	161

Total comprehensive income (loss)	$3,179	$(1,560)	$4,529	$(652)

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

IPC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
March 31, 2004

     Prior to the completion of the IPC Information Systems Acquisition, a subsidiary of IPC Information Systems leased six floors at 67-73 Worship Street, London, England at an annual rate of approximately £565,000, or $1.0 million, assuming an exchange rate of £1 to $1.8262. Of these six floors, the Company uses one floor for office space and an affiliate of Global Crossing uses five floors for telecommunications and networking equipment. Under the lease, which expires in 2010, the Company remains liable to the landlord for all six floors. Pursuant to the purchase agreement with Global Crossing, the Company entered into a sublease for a portion of these premises with an affiliate of Global Crossing and the landlord has consented to that sublease. Through March 31, 2004, Global Crossing’s affiliate has made all of its required sublease payments.

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

     As a result of the termination of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying the Company for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition, the Company may be required to pay those taxes and is no longer able to seek indemnification from Global Crossing. As of March 31, 2004, the aggregate amount of taxes for which the Company has received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million and, as of March 31, 2004, the Company has made settlement payments aggregating $0.8 million. The Company estimates that the range of its exposure for additional tax liabilities is from $0.0 to $36.0 million. In computing its estimated range of potential tax liabilities, the Company took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although the Company believes that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by the Company of a significant amount of these potential tax liabilities could have a material adverse effect on the Company’s financial condition and results of operations, requiring the Company to seek additional financing. In that event, the Company cannot make assurances that it will be able to obtain additional financing on commercially reasonable terms, or at all.

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

Gains US and UK Acquisition

     On April 30, 2003, the Company exercised its option to purchase Gains International (US) Inc. and Gains International (Europe) Limited (collectively “Gains US and UK”) from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., who own substantially all of the Company’s common stock, for 664,380 shares of common stock valued at approximately $5.7 million, deferred purchase consideration of $3.1 million and earn-out consideration of approximately $3.6 million. There is no further contingent consideration in connection with this acquisition. With the acquisition of Gains US and UK, the Company now offers voice and data services primarily to the financial services community under the name Network

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
March 31, 2004

Services. This transaction followed the completion of a transaction involving the sale of Gains International (US) Inc., Gains International (Europe) Limited and Gains International Asia Holdings Limited to entities formed by GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co.

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

Condensed Balance Sheet (dollars in thousands)
Current assets	$6,115
Property, plant and equipment, net	2,645
Goodwill	11,324
Intangible assets	1,664
Other long-term assets	12

Total assets acquired	21,760

Current liabilities	9,345
Deferred purchase consideration	3,128
Earn-out consideration	3,594

Total liabilities assumed	16,067

Acquisition consideration at closing	$5,693

     The acquisition of Gains US and UK was accounted for using the purchase method of accounting in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS 141”) and accordingly, the Company’s consolidated results of operations for the six months ended March 31, 2004 include the operating results of Gains US and UK from the date of purchase. The following table represents the allocation of the excess of the purchase price over the historical cost of the net tangible assets acquired at the date of the purchase:

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

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
March 31, 2004

Gains Asia Acquisition

     On January 6, 2004, the Company purchased Gains International Asia Holdings Limited (“Gains Asia”) from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. for approximately $17.4 million in cash consideration, including an $11.9 million payment at closing and an advance payment of $5.5 million made in October 2003. This transaction followed the acquisition of Gains US and UK in April 2003 and completes the purchase of all the Gains related entities. With the acquisition of Gains Asia, along with the acquisition of Gains US and UK, the Company now owns and operates its own private global voice and data network under the name Network Services.

     The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition. The purchase price on the date of the acquisition exceeded the fair market value of the net assets acquired by approximately $9.6 million and was recorded as goodwill on the consolidated balance sheet. The primary factor that contributed to a purchase price that resulted in the recognition of goodwill is the ability of Gains Asia, along with Gains US and UK, to generate income from operations and cash flows from operating activities in the future. The goodwill and intangible assets are not amortizable for income tax purposes.

Condensed Balance Sheet (dollars in thousands)
Current assets	$5,010
Property, plant and equipment, net	991
Goodwill	9,616
Intangible assets	4,400

Total assets acquired	20,017

Current liabilities	2,252
Advance payment and other liabilities	5,848

Total liabilities assumed	8,100

Acquisition consideration at closing	$11,917

     The acquisition of Gains Asia was accounted for using the purchase method of accounting in accordance with SFAS 141 and accordingly, the Company’s consolidated results of operations for the three and six months ended March 31, 2004 include the operating results of Gains Asia from the date of purchase. The following table represents the preliminary allocation of the excess of the purchase price over the historical cost of the net tangible assets acquired at the date of the purchase:

(dollars in thousands)
Cash paid at closing	$11,917
Advance payment	5,528
Transaction costs	425

Total consideration	17,870
Historical cost of net tangible assets acquired	(3,854)

Excess of purchase price over net tangible assets acquired	$14,016

Allocation of excess purchase price:
Residual goodwill (indefinite life)	$9,616
Identified intangibles:
Customer relationships (8 year life)	4,400

Total allocation of excess purchase price	$14,016

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
March 31, 2004

Proforma Financial Information for Gains US and UK and Gains Asia Acquisitions

     Set forth below is the unaudited pro forma consolidated results of operations of the Company for the three and six months ended March 31, 2004 and 2003, assuming the Gains US and UK and Gains Asia acquisitions occurred as of the beginning of the period.

     The unaudited pro forma condensed financial information is presented for informational purposes only and does not purport to represent the results of operations of the Company for the periods described above had the Gains US and UK and Gains Asia acquisitions occurred as of the beginning of the period, or to project the results for any future period.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(dollars in thousands)	2004	2003	2004	2003
Revenue	$79,039	$64,802	$142,733	$120,971
Net income (loss)	$2,805	$(417)	$1,780	$(1,434)

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

     On a pro forma basis, this acquisition did not have a material impact on the Company’s results of operations for the three and six months ended March 31, 2003.

     In April and May 2004, IPC UK acquired additional shares and share warrants in Purple Voice from Scipher PLC and certain individual shareholders for a total consideration of approximately $355,000. Following those acquisitions, IPC UK now holds approximately 83% of the currently outstanding common shares (calculated on a non-diluted basis) of Purple Voice together with warrants to subscribe for additional shares.

3. Inventories

	March 31,	September 30,
(dollars in thousands)	2004	2003
Components and manufacturing work in process	$6,150	$5,980
Inventory on customer sites awaiting installation	14,268	17,874
Parts and maintenance supplies	5,368	6,542

	$25,786	$30,396

4. Goodwill and Intangible Assets

     The Company adopted SFAS 142 in December 2001. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, they are reviewed for impairment annually or more frequently if certain indicators arise.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
March 31, 2004

     The following table reflects the changes in goodwill for the six months ended March 31, 2004:

(dollars in thousands)
Balance at September 30, 2003	$83,079
Gains Asia acquisition	9,616
Write-offs	—
Effects of currency translation adjustments	2,556

Balance at March 31, 2004	$95,251

     The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in the consolidated balance sheets as of the dates indicated:

	March 31,	September 30,
(dollars in thousands)	2004	2003
Intangible assets:
Amortized intangible assets:
Technology	$46,346	$46,346
Customer relationships	159,630	155,230
Effect of currency translation adjustments	8,192	6,081
Accumulated amortization-technology	(14,958)	(11,517)
Accumulated amortization-customer relationships	(18,293)	(14,055)

Net carrying amount	180,917	182,085
Non-amortized intangible assets:
Trade name	18,000	18,000

Net carrying amount	$198,917	$200,085

     Amortization expense for those intangible assets required to be amortized under SFAS 142 was $3.9 million and $7.7 million for the three and six months ended March 31, 2004 and $3.6 million and $7.2 million for the three and six months ended March 31, 2003.

     Estimated annual amortization expense for fiscal year 2004 and each of the four succeeding fiscal years for identifiable intangible assets required to be amortized under SFAS 142 are as follows:

(dollars in thousands)	2004	2005	2006	2007	2008
Estimated annual amortization expense	$15,470	$15,470	$15,470	$15,022	$15,022

5. Accrued Expenses and Other Current Liabilities

	March 31,	September 30,
(dollars in thousands)	2004	2003
Accrued compensation and benefits	$8,754	$7,433
Warranty reserves	1,951	1,889
Sales taxes payable	1,043	891
Accrued job costs	1,352	2,536
Accrued transaction costs	2,193	2,124
Accrued carrier costs	4,769	3,650
Current portion of deferred compensation	692	692
Accrued interest	5,106	5,299
Other accruals	4,135	4,027

	$29,995	$28,541

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
March 31, 2004

6. Long Term Debt

Senior Secured Credit Facilities

     On December 20, 2001, the Company entered into senior secured credit facilities comprised of a $105.0 million term loan and a $15.0 million revolving credit facility. On September 2, 2003, the Company amended and restated its senior secured credit facilities. The amended and restated senior secured credit facilities consist of a $25.0 million revolving credit facility and a $55.0 million term loan; provided, however, that the Company can increase the committed amount under these facilities by up to $25.0 million so long as one or more lenders agrees to provide this incremental commitment and other customary conditions are satisfied. The term loan was borrowed in full at closing. As of March 31, 2004, the amount available for borrowing under the revolving credit facility was $20.7 million, as availability of $25.0 million was reduced by outstanding letters of credit of $4.3 million. For the three months ended March 31, 2004, the weighted average interest rate for borrowings outstanding under the amended and restated senior secured credit facilities was 5.11%. On April 20, 2004, the Company completed an agreement to increase the availability under the revolving credit facility by $10.0 million under the provisions mentioned above. The total amount available for borrowing under the revolving credit facility after this increase is $30.7 million ($35.0 million reduced by outstanding letters of credit of $4.3 million).

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

     As of March 31, 2004, annual principal repayments required under the $55.0 million term loan, (excluding any future excess free cash flow amounts), by fiscal year, are as follows (in thousands):

2004	2005	2006	2007	2008	Total
$275	$550	$550	$550	$52,800	$54,725

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
March 31, 2004

Senior Subordinated Notes

     The Company issued $150.0 million in aggregate principal amount of 11.50% senior subordinated notes on December 20, 2001 to fund a portion of the consideration for the acquisition of IPC Information Systems. Under the terms of the indenture governing the senior subordinated notes, the Company may, subject to certain restrictions, issue additional notes up to a maximum aggregate principal amount of $250.0 million. The senior subordinated notes mature on December 15, 2009 and are callable, at the Company’s option, beginning in December 2005. The senior subordinated notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior debt, including the senior secured credit facilities, are pari passu in right of payment with any future senior subordinated indebtedness of the Company, and are unconditionally guaranteed by certain of the Company’s domestic restricted subsidiaries.

     Interest on the senior subordinated notes accrues at the rate of 11.50% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2002. Pursuant to a registration rights agreement entered into at the time the senior subordinated notes were issued, on June 21, 2002 the Company completed an exchange offer registered under the Securities Act of 1933, as amended, in which 100% of the outstanding senior subordinated notes were exchanged for a different series of senior subordinated notes having substantially identical terms.

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

	Six Months Ended
	March 31,
(dollars in thousands)	2004	2003
Balance at beginning of period	$1,889	$2,159
Warranty accrual	949	647
Material and labor usage	(887)	(1,377)

Balance at end of period	$1,951	$1,429

Guarantees

     The Company, through its subsidiaries, guaranteed certain equipment lease, real estate and other obligations of its former affiliate, Global Crossing. A subsidiary of the Company remains a guarantor of certain real estate lease obligations on behalf of Global Crossing including a sublease for office space at 67-73 Worship Street in London, England. The terms of these guarantees will expire in November 2004 and December 2005. These obligations were entered as a result of Global Crossing’s ownership of the Company and the Company is responsible for any payments if Global Crossing fails to make the required payments under the lease agreements. However, under the settlement and rejection agreement (as discussed in Note 2), $2.0 million has been placed in an escrow account pending the issuance of an irrevocable letter of credit from Global Crossing to the Company as beneficiary in the event that Global Crossing fails to make the required payments under the Worship Street sublease. The maximum potential future payments the Company could be required to make under these obligations is $3.5 million. The carrying value of these guarantees as of March 31, 2004 is $1.9 million, and such amount has been recorded on the Company’s consolidated balance sheet in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Such amount has been reduced by the $2.0 million escrow account. Through March 31, 2004, Global Crossing’s affiliate has made all of the required Worship Street sublease payments.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
March 31, 2004

Litigation

     Except as described below, the Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

     On June 27, 2000, an action was brought against several defendants, including the Company’s subsidiary, IPC Communications, Inc., in the United States District Court for the Southern District of New York by two telecommunications cabling contractors alleging that IPC Communications, Inc. violated federal antitrust and New York state law by conspiring with the International Brotherhood of Electrical Workers Local Union Number 3, AFL-CIO, and five electrical contractors to exclude plaintiffs from telecommunications wiring and systems installation jobs in the New York City metropolitan area. Subsequently, the complaint was amended to add an additional plaintiff and an additional defendant contractor. The Company believes the suit is without merit. However, there can be no assurance that the resolution of this lawsuit will ultimately be favorable. Plaintiffs are seeking injunctive relief and damages from the defendants, jointly and severally, in excess of an aggregate of $75.0 million.

     On September 8, 2003, an action was brought against several defendants, including the Company’s subsidiary, IPC Information Systems, Inc. and its President, in the United States District Court for the Eastern District of New York by Advance Relocation & Storage Co., Inc., a moving company. The complaint alleges that IPC Information Systems, Inc. and 23 other defendants violated the Racketeer Influenced and Corrupt Organizations Act and engaged in tortious interference with prospective business advantage by preventing the plaintiff from obtaining work as a mover in jobs performed in large commercial buildings in New York City. The Company believes the suit is without merit and intends to vigorously defend against all claims alleged against it in the complaint. Plaintiffs are seeking injunctive relief and damages from the defendants, jointly and severally, in an aggregate amount of approximately $7.0 million.

8. Income Taxes

     The Company’s effective tax rate for the six months ended March 31, 2004 was 80.1% and 167.2% for the six months ended March 31, 2003. The Company’s effective tax rates reflect the Company’s foreign, federal and state taxes, the non-deductibility of foreign losses for federal tax purposes, the non-deductibility of certain expenses and taxable income at several of the Company’s foreign subsidiaries, which, as compared to the absolute amount of pre-tax earnings (or loss), has a significant impact on the Company’s effective tax rates.

     As of September 30, 2003, the Company has recognized deferred tax assets related to its US federal and state net operating loss carryforwards of approximately $5.4 million. In determining whether it is more likely than not that the Company will realize the benefits of the net deferred tax assets from US operations, the Company considered all available evidence, both positive and negative. The principal factors that led the Company to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002 reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation of the IPC Information Systems Acquisition (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by the Company and Global Crossing, also generate deductions for income tax purposes); (2) US results of operations for subsequent fiscal years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (3) the Company’s conclusion that the net US deferred tax assets were generated by an event (the Company’s purchase of the business), rather than a continuing condition. As of March 31, 2004, no circumstances have arisen that would require the Company to change such conclusion.

     As a result of the termination of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying the Company for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition, the Company may be required to pay those taxes and is no longer able to seek indemnification from Global Crossing. As of March 31, 2004, the aggregate amount of taxes for which the Company has received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million and, as of March 31, 2004, the Company has made settlement payments aggregating $0.8 million. The Company estimates that the range of its exposure for additional tax liabilities is from $0.0 to $36.0 million. In computing its estimated range of potential tax liabilities, the Company took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although the Company believes that all those tax returns have been filed correctly, such

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
March 31, 2004

returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by the Company of a significant amount of these potential tax liabilities could have a material adverse effect on the Company’s financial condition and results of operations, requiring the Company to seek additional financing. In that event, the Company cannot assure you that it will be able to obtain additional financing on commercially reasonable terms, or at all.

9. Business Segment Information

     The Company’s operations include the Trading Systems, Information Transport Systems, or I.T.S., and the Network Services divisions. Trading Systems reports sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installations.” It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from MACs to existing turret system installations as “Service.” I.T.S. reports revenue from the design, integration and implementation of cabling infrastructure projects, including local and wide area networks, and from the sales of intelligent network products, such as hubs, bridges and routers, as “Product sales and installations.” It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks, as “Service.” Revenue from the Network Services division, which provides voice and data services to the financial community, is generally billed at the beginning of the month and recognized in the same month, as “Service”. The Company’s primary measures to evaluate performance are direct margin (revenue less cost of goods sold, excluding indirect costs and depreciation and amortization) and income from operations.

	Trading		Network
For the Three Months Ended March 31, 2004	Systems	I.T.S.	Services	Consolidated
	(dollars in thousands)
Revenue:
Product sales and installations	$32,243	$8,759	$—	$41,002
Service	25,672	456	11,909	38,037

Total revenue	57,915	9,215	11,909	79,039
Direct margin	37,657	1,297	6,211	45,165
Depreciation and amortization	5,379	60	917	6,356
Income (loss) from operations	11,764	(15)	942	12,691
Interest expense, net	(5,785)	—	(29)	(5,814)
Other income (expense), net	(219)	—	79	(140)
Income (loss) before income taxes	5,760	(15)	992	6,737
Income tax provision	3,382	—	550	3,932
Goodwill	$72,581	$971	$21,699	$95,251
Total assets	$368,022	$21,220	$41,355	$430,597
Capital expenditures	$1,626	$—	$854	$2,480

	Trading
For the Three Months Ended March 31, 2003	Systems	I.T.S.	Consolidated
	(dollars in thousands)
Revenue:
Product sales and installations	$23,902	$8,917	$32,819
Service	21,191	2,295	23,486

Total revenue	45,093	11,212	56,305
Direct margin	28,620	1,249	29,869
Depreciation and amortization	5,037	60	5,097
Income (loss) from operations	6,410	(446)	5,964
Interest expense, net	(6,477)	—	(6,477)
Other income (expense), net	802	—	802
Income (loss) before income taxes	735	(446)	289
Income tax provision	900	—	900
Goodwill	$69,242	$971	$70,213
Total assets	$390,189	$28,686	$418,875
Capital expenditures	$1,289	$1	$1,290

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
March 31, 2004

	Trading		Network
For the Six Months Ended March 31, 2004	Systems	I.T.S.	Services	Consolidated
	(dollars in thousands)
Revenue:
Product sales and installations	$53,701	$15,405	$—	$69,106
Service	49,664	1,283	19,153	70,100

Total revenue	103,365	16,688	19,153	139,206
Direct margin	65,526	2,310	9,495	77,331
Depreciation and amortization	10,668	120	1,477	12,265
Income (loss) from operations	15,578	(280)	961	16,259
Interest expense, net	(11,307)	—	(29)	(11,336)
Other income (expense), net	319	—	(12)	307
Income (loss) before income taxes	4,590	(280)	920	5,230
Income tax provision	3,499	—	690	4,189
Goodwill	$72,581	$971	$21,699	$95,251
Total assets	$368,022	$21,220	$41,355	$430,597
Capital expenditures	$2,715	$—	$1,506	$4,221

	Trading
For the Six Months Ended March 31, 2003	Systems	I.T.S.	Consolidated
	(dollars in thousands)
Revenue:
Product sales and installations	$44,911	$11,659	$56,570
Service	42,707	5,411	48,118

Total revenue	87,618	17,070	104,688
Direct margin	55,809	2,461	58,270
Depreciation and amortization	10,005	120	10,125
Income (loss) from operations	13,311	(746)	12,565
Interest expense, net	(12,682)	—	(12,682)
Other income (expense), net	1,327	—	1,327
Income (loss) before income taxes	1,956	(746)	1,210
Income tax provision	2,023	—	2,023
Goodwill	$69,242	$971	$70,213
Total assets	$390,189	$28,686	$418,875
Capital expenditures	$2,275	$9	$2,284

10. Guarantor Subsidiaries’ Financial Information

     Certain of the Company’s domestic restricted subsidiaries guarantee the senior secured credit facilities and the senior subordinated notes. These subsidiary guarantees are both full and unconditional, as well as joint and several. Information regarding the guarantors is as follows (in thousands):

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
March 31, 2004

Condensed Consolidating Balance Sheet at March 31, 2004

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Cash	$27	$4,004	$6,941	$—	$10,972
Accounts receivable, net	—	34,866	19,121	—	53,987
Inventories, net	—	21,548	8,321	(4,083)	25,786
Prepaid and other current assets	—	1,980	4,051	—	6,031
Due from (to) affiliate	190,063	(174,388)	(15,675)	—	—

Total current assets	190,090	(111,990)	22,759	(4,083)	96,776
Investment in subsidiaries	151,722	10,524	19,138	(181,384)	—
Property, plant and equipment, net	—	20,280	5,010	—	25,290
Goodwill and intangibles, net	—	195,646	98,522	—	294,168
Deferred financing costs, net	13,191	—	—	—	13,191
Other assets	—	419	753	—	1,172

Total assets	$355,003	$114,879	$146,182	$(185,467)	$430,597

Liabilities and stockholders’ equity:
Current portion of long-term debt	$550	$—	$—	$—	$550
Accounts payable, accrued expenses and other current liabilities	5,301	17,233	18,083	—	40,617
Customer advances and deferred revenue	—	19,735	10,994	—	30,729

Total current liabilities	5,851	36,968	29,077	—	71,896
Long-term debt	204,175	—	—	—	204,175
Other long-term liabilities	11,165	3,431	7,118	(1,000)	20,714

Total liabilities	221,191	40,399	36,195	(1,000)	296,785
Total stockholders’ equity	133,812	74,480	109,987	(184,467)	133,812

Total liabilities and stockholders’ equity	$355,003	$114,879	$146,182	$(185,467)	$430,597

Condensed Consolidating Balance Sheet at September 30, 2003

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Cash	$9,088	$3,135	$13,577	$—	$25,800
Accounts receivable, net	—	47,025	13,176	—	60,201
Inventories, net	—	28,584	4,666	(2,854)	30,396
Prepaid and other current assets	—	2,110	3,413	—	5,523
Due from (to) affiliate	213,600	(190,517)	(23,083)	—	—

Total current assets	222,688	(109,663)	11,749	(2,854)	121,920
Investment in subsidiaries	129,364	10,524	1,375	(141,263)	—
Property, plant and equipment, net	—	20,433	3,986	—	24,419
Goodwill and intangibles, net	—	195,802	87,362	—	283,164
Deferred financing costs, net	14,146	—	—	—	14,146
Other assets	—	855	406	—	1,261

Total assets	$366,198	$117,951	$104,878	$(144,117)	$444,910

Liabilities and stockholders’ equity:
Current portion of long-term debt	$550	$—	$—	$—	$550
Accounts payable, accrued expenses and other current liabilities	5,299	15,384	16,206	—	36,889
Customer advances and deferred revenue	—	26,043	6,074	—	32,117
Deferred purchase price consideration	—	6,722	—	—	6,722

Total current liabilities	5,849	48,149	22,280	—	76,278
Long-term debt	204,450	—	—	—	204,450
Other long-term liabilities	8,720	4,159	5,124	(1,000)	17,003

Total liabilities	219,019	52,308	27,404	(1,000)	297,731
Total stockholders’ equity	147,179	65,643	77,474	(143,117)	147,179

Total liabilities and stockholders’ equity	$366,198	$117,951	$104,878	$(144,117)	$444,910

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
March 31, 2004

Condensed Consolidated Statement of Operations
For the Six Months Ended March 31, 2004

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$105,837	$39,799	$(6,430)	$139,206
Cost of goods sold	—	60,449	21,710	(5,201)	76,958

Gross profit	—	45,388	18,089	(1,229)	62,248
Other operating expenses	—	33,516	12,473	—	45,989

Income (loss) from operations	—	11,872	5,616	(1,229)	16,259
Interest income (expense) and other, net	(11,160)	553	(422)	—	(11,029)
Income tax provision	—	4,160	29	—	4,189

Net income (loss)	$(11,160)	$8,265	$5,165	$(1,229)	$1,041

Condensed Consolidated Statement of Operations
For the Six Months Ended March 31, 2003

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$87,003	$24,470	$(6,785)	$104,688
Cost of goods sold	—	49,694	14,336	(6,571)	57,459

Gross profit	—	37,309	10,134	(214)	47,229
Other operating expenses	—	27,242	7,422	—	34,664

Income (loss) from operations	—	10,067	2,712	(214)	12,565
Interest income (expense) and other, net	(12,768)	(142)	1,555	—	(11,355)
Income tax provision (benefit)	—	(459)	2,482	—	2,023

Net income (loss)	$(12,768)	$10,384	$1,785	$(214)	$(813)

Condensed Consolidated Statement of Cash Flows
For the Six Months Ended March 31, 2004

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7,885)	$32,068	$5,161	$—	$29,344
Capital expenditures	—	(3,032)	(1,189)	—	(4,221)
Payment of Gains US and UK earn-out and deferred purchase price	—	(6,756)	—	—	(6,756)
Intercompany borrowings	28,785	(15,832)	(12,953)	—	—
Acquisition of Gains Asia, net of cash acquired	(11,722)	(5,528)	2,068	—	(15,182)

Net cash provided by (used in) investing activities	17,063	(31,148)	(12,074)	—	(26,159)
Principal payments on term loan	(275)	—	—	—	(275)
Deferred compensation payments	—	(51)	—	—	(51)
Special cash dividend paid	(17,964)	—	—	—	(17,964)

Net cash used in financing activities	(18,239)	(51)	—	—	(18,290)
Effect of exchange rate changes on cash	—	—	277	—	277

Net increase (decrease) in cash	(9,061)	869	(6,636)	—	(14,828)
Cash at beginning of period	9,088	3,135	13,577	—	25,800

Cash at end of period	$27	$4,004	$6,941	$—	$10,972

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
March 31, 2004

Condensed Consolidated Statement of Cash Flows
For the Six Months Ended March 31, 2003

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(12,845)	$13,272	$12,920	$—	$13,347
Capital expenditures	—	(1,947)	(337)	—	(2,284)
Intercompany borrowings	31,659	(7,020)	(24,639)	—	—
Proceeds from restricted cash account and other amounts in connection with Global Crossing settlement	—	9,419	—	—	9,419
Cash payments in connection with Global Crossing settlement	—	(5,200)	—	—	(5,200)

Net cash provided by (used in) investing activities	31,659	(4,748)	(24,976)	—	1,935
Debt issue costs	(310)	—	—	—	(310)
Deferred compensation payments	—	(46)	—	—	(46)
Principal payments on term loan	(17,160)	—	—	—	(17,160)

Net cash used in financing activities	(17,470)	(46)	—	—	(17,516)
Effect of exchange rate changes on cash	—	(651)	—	—	(651)

Net increase (decrease) in cash	1,344	7,827	(12,056)	—	(2,885)
Cash at beginning of period	6,123	(1,610)	20,781	—	25,294

Cash at end of period	$7,467	$6,217	$8,725	$—	$22,409

11. Subsequent Events

     In April and May 2004, IPC UK acquired additional shares and share warrants in Purple Voice from Scipher PLC and certain individual shareholders for a total consideration of approximately $355,000. Following those acquisitions, IPC UK now holds approximately 83% of the currently outstanding common shares (calculated on a non-diluted basis) of Purple Voice together with warrants to subscribe for additional shares.

     On April 20, 2004, the Company entered into a joinder agreement to the amended and restated senior secured credit facilities which increased the amount the Company can borrow under the revolving credit facility by $10.0 million from $25.0 million to $35.0 million. No other terms or conditions were changed.

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

     Our major operating divisions are Trading Systems, I.T.S., and Network Services. Trading Systems reports (1) sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installations,” and (2) revenue from turret system maintenance, including annual and multi-year service contracts, and from MACs to existing turret system installations as “Service.” I.T.S. reports (1) revenue from the design, integration and implementation of cabling infrastructure projects, including local and wide area networks, and from sales of intelligent network products, such as hubs, bridges and routers, as “Product sales and installations” and (2) revenue from on-site maintenance of customer cable infrastructures and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as “Service.” Network Services records the sale of voice and data services such as ring down connection, T1 high speed digital connections and hoot and holler broadcasts, which is a dedicated line used to link different locations together, as “Service.”

     Revenue from product sales and installations is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from our Network Services division is generally billed at the beginning of the month and recognized in the same month.

     Cost of revenue for our Trading Systems and I.T.S. divisions includes the costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold, labor to provide service, warehouse and project management costs and the depreciation of the equipment in our manufacturing and assembly facility. Cost of revenue for our Network Services division includes the costs to lease local and long distance circuits, the cost of our network provisioning and operations organizations and depreciation of the equipment.

     Our revenues and operating results fluctuate significantly from period to period for our Trading Systems and ITS divisions. Given the relatively large sales price of our trading systems and our recognition of revenue only upon completion of installations or specified contract milestones, a limited number of system installations may account for a substantial portion of revenues in any particular period. As a result of these and other factors, we could experience significant fluctuations in revenues and operating results in future periods. In addition, our customers are concentrated in the global financial, trading and exchange trading industries and our revenues will likely decline during periods of economic downturn that impact those sectors.

Our Strategy

The key elements of our strategy are to:

•	Generate revenue growth through replacement sales, technology upgrades and trading floor expansions. Regular turnover of our installed base is driven primarily by customers’ facility moves, mergers or consolidations and the development of new trading markets and products. Additionally, other factors, such as customer business initiatives, including global trading platform standardization, regulatory developments, and customer expansion affect turnover, as customers require more flexible, efficient and technologically advanced turret systems. By developing new systems, such as our IQMX™ turret system, that address these factors in a timely, proactive fashion, we believe we can increase overall turnover rates, as customers are motivated to replace older, less-advanced equipment with our latest most-advanced product offerings.

•	Expand by developing new products and services and capitalizing on new trends. We believe there is an opportunity to increase our revenues by strategically broadening our product portfolio, enhancing our technology architecture and addressing new developments in the marketplace. Examples of our efforts include:

•	Providing voice, data and video communications. The introduction of our IQMX product with expansion modules provides the ability to communicate by exchanging text (such as Chat and Instant Messaging programs) and video (such as popular desktop video conferencing systems) as quickly and easily as the communications systems currently allow traders to do so with voice. By creating a communications system that utilizes IP to deliver communications, and by combining this delivery methodology with the expansion modules that support exchanging text and video in addition to voice, we eliminate the need for our customers to purchase stand-alone equipment to deliver these solutions and leverage opportunities to sell additional solutions to our established customers.

•	Developing applications. Application integration and development is driven by the need to create a seamless and efficient work environment in much the same way that increasingly sophisticated call centers were developed in the mid-1990s. We have demonstrated our capability in this market through sales of our Computer Telephony Integration, or CTI, products which allow telephony devices to communicate with computers.

•	Increasing our penetration of disaster recovery and contingency planning sales. We intend to further penetrate the growing demand for disaster recovery and business continuity solutions. We believe we can effectively capitalize on our strong track record and customer relationships to drive future business in this area from both existing customers and emerging third-party providers.

•	Penetrating middle office support positions. In June 2002, we released the ICMX, a VoIP intercom module, and a member of our IQMX family of turret products. The ICMX extends intercom functionality by providing hands-free communication between sites, a unified numbering plan, group calls and all calls and support for hoot and holler applications, an open broadcast system that allows a trader to communicate with a large group of traders located around the world. Compact in size and with features designed specifically for support functions of a trading floor, we believe the ICMX positions us to penetrate a large number of trading support positions.

•	Increase our product offerings. With the acquisition of Gains US and UK, and Gains Asia, we created a new business division called Network Services. Our Network Services division provides network voice and data services that connect traders across six continents. In addition, in June 2003, we launched a suite of services under the name Managed Services. Managed Services are a set of premium, specialized services that deliver fully managed connectivity to trading floors worldwide. We believe we can provide these services to customers in combination with sales of our turrets. In February 2004, we launched Advanced Fault Management, or AFM, which is a proactive, real-time monitoring service designed to optimize trader voice system availability from the trading desk to the carrier network and Total Circuit Management, or TCM, which is for customers that seek a partner to manage their entire circuit provisioning and maintenance process. With several different service products being offered, we believe we can be successful in marketing these services to customers of our turrets. Also, with our investment in Purple Voice in August 2003, we can provide users such as researchers, analysts, and retail brokers who are based off the main trading floor with seamless access to audio broadcasts, intercom calls, group calls and hoot and holler broadcasts regardless of the user’s location.

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

Recent Events

     In April and May 2004, IPC UK acquired additional shares and share warrants in Purple Voice from Scipher PLC and certain individual shareholders for a total consideration of approximately $355,000. Following those acquisitions, IPC UK now holds approximately 83% of the currently outstanding common shares (calculated on a non-diluted basis) of Purple Voice together with warrants to subscribe for additional shares.

     On April 20, 2004, We entered into a joinder agreement to the amended and restated senior secured credit facilities which increased the amount we can borrow under the revolving credit facility by $10.0 million from $25.0 million to $35.0 million. No other terms or conditions were changed.

Comparison of the Three Months (“Q2 2004”) and Six Months (“YTD 2004”) Ended March 31, 2004 to the Three Months (“Q2 2003”) and Six Months (“YTD 2003”) Ended March 31, 2003.

     The following tables sets forth, as a percentage of consolidated revenue, our condensed consolidated statements of operations for the periods indicated. The following table also presents, as a percentage of division revenue, our statements of operations for our three major operating divisions for the periods indicated.

	Q2 2004				Q2 2003
		Trading		Network		Trading		Network
	Consolidated	Systems	I.T.S.	Services	Consolidated	Systems	I.T.S.	Services
Revenue:
Product sales and installations	52%	56%	95%	0%	58%	53%	79%	—
Service	48%	44%	5%	100%	42%	47%	21%	—

	100%	100%	100%	100%	100%	100%	100%	—

Cost of goods sold (depreciation shown separately):
Product sales and installations	28%	24%	88%	0%	35%	25%	76%	—
Service	24%	20%	7%	59%	21%	21%	22%	—
Depreciation and amortization	1%	1%	0%	6%	1%	1%	0%	—

	53%	45%	95%	65%	57%	47%	98%	—

Gross profit	47%	55%	5%	35%	43%	53%	2%	—
Research and development	5%	6%	0%	0%	5%	6%	0%	—
Selling, general and administrative expense	19%	20%	4%	25%	19%	23%	5%	—
Depreciation and amortization	7%	9%	1%	2%	8%	10%	1%	—

Income (loss) from operations	16%	20%	0%	8%	11%	14%	(4%)	—

Other income (expense):
Interest expense, net	(7%)	(10%)	0%	0%	(11%)	(14%)	0%	—
Other income (expense), net	0%	0%	0%	1%	1%	2%	0%	—

Income (loss) before income taxes	9%	10%	0%	9%	1%	2%	(4%)	—
Income tax expense	5%	6%	0%	5%	2%	2%	0%	—

Net income (loss)	4%	4%	0%	4%	(1%)	0%	(4%)	—

	YTD 2004				YTD 2003
		Trading		Network		Trading		Network
	Consolidated	Systems	I.T.S.	Services	Consolidated	Systems	I.T.S.	Services
Revenue:
Product sales and installations	50%	52%	92%	0%	54%	51%	68%	—
Service	50%	48%	8%	100%	46%	49%	32%	—

	100%	100%	100%	100%	100%	100%	100%	—

Cost of goods sold (depreciation shown separately):
Product sales and installations	28%	24%	85%	0%	31%	24%	65%	—
Service	26%	21%	11%	61%	23%	22%	32%	—
Depreciation and amortization	1%	1%	0%	6%	1%	1%	0%	—

	55%	46%	96%	67%	55%	47%	97%	—

Gross profit	45%	54%	4%	33%	45%	53%	3%	—
Research and development	5%	7%	0%	0%	5%	6%	0%	—
Selling, general and administrative expense	20%	22%	5%	26%	19%	21%	6%	—
Depreciation and amortization	8%	10%	1%	2%	9%	11%	1%	—

Income (loss) from operations	12%	15%	(2%)	5%	12%	15%	(4%)	—

Other income (expense):
Interest expense, net	(8%)	(11%)	0%	0%	(12%)	(14%)	0%	—
Other income (expense), net	0%	0%	0%	0%	1%	1%	0%	—

Income (loss) before income taxes	4%	4%	(2%)	5%	1%	2%	(4%)	—
Income tax expense	3%	3%	0%	4%	2%	2%	0%	—

Net income (loss)	1%	1%	(2%)	1%	(1%)	0%	(4%)	—

Revenue

     The following table sets forth our consolidated revenue and revenue as reported for our three major operating divisions.

	Consolidated
	Q2	Q2	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Product sales and installations	$41,002	$32,819	$8,183	25%	$69,106	$56,570	$12,536	22%
Service	38,037	23,486	14,551	62%	70,100	48,118	21,982	46%

Total	$79,039	$56,305	$22,734	40%	$139,206	$104,688	$34,518	33%

	Trading Systems
	Q2	Q2	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Product sales and installations	$32,243	$23,902	$8,341	35%	$53,701	$44,911	$8,790	20%
Service	25,672	21,191	4,481	21%	49,664	42,707	6,957	16%

Total	$57,915	$45,093	$12,822	28%	$103,365	$87,618	$15,747	18%

	I.T.S.
	Q2	Q2	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Product sales and installations	$8,759	$8,917	$(158)	(2%)	$15,405	$11,659	$3,746	32%
Service	456	2,295	(1,839)	(80%)	1,283	5,411	(4,128)	(76%)

Total	$9,215	$11,212	$(1,997)	(18%)	$16,688	$17,070	$(382)	(2%)

	Network Services
	Q2	Q2	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Product sales and installations	$—	$—	$—	—%	$—	$—	$—	—%
Service	11,909	—	11,909	—%	19,153	—	19,153	—%

Total	$11,909	$—	$11,909	—%	$19,153	$—	$19,153	—%

Comparison of Q2 2004 to Q2 2003

     Consolidated

     We believe the overall decline in the global economy has caused our customers to extend their planning and implementation cycles. While we expect this downward trend to continue for the remainder of the 2004 fiscal year, there can be no certainty as to the degree or duration of this trend. We expect our fiscal year 2004 total consolidated revenues to be approximately $290 million to $300 million, which has been revised since the three months ended December 31, 2003 (“Q1 2004”); however, the actual total consolidated revenues could be lower.

          Product Sales and Installations. The increase in product sales and installation revenue of $8.2 million in Q2 2004 from Q2 2003 was primarily due to three large (greater than $2.0 million) projects totaling $15.7 million completed in Q2 2004 compared to four large and medium (between $1.0 million and $2.0 million) projects totaling $7.5 million completed in Q2 2003 in our Trading Systems division. I.T.S. product sales and installation revenue has remained relatively consistent from Q2 2004 to Q2 2003.

          We expect our fiscal year 2004 product sales and installation revenue to be approximately $150 million to $155 million which has been revised since Q1 2004. However, customer commitments could be delayed due to budgetary constraints, changes to real estate planning, merger and acquisitions activity in our customer base, a decrease in our customers’ headcount or changes in our customers’ technology needs. As a result, actual product sales and installation revenue in the 2004 fiscal year could be lower.

          Service. The increase in service revenue of $14.6 million in Q2 2004 from Q2 2003 was primarily due to the addition of our Network Services division, which was created following the acquisition of the Gains US and UK entities in April 2003 and the acquisition of Gains Asia in January 2004. We generated $11.9 million of service revenue from our Network Services division in Q2 2004 as compared to no revenue in Q2 2003. In addition, there was a higher volume of contract maintenance revenue totaling $3.3 million and non-contract MAC revenue totaling $1.2 million in our Trading Systems division, partially offset by a $1.8 million decrease in Q2 2004 due to the loss of a large service customer in our I.T.S. division in Q1 2004.

          We expect our fiscal year 2004 consolidated service revenue to be approximately $140 million to $145 million which has been revised since Q1 2004. However, customer commitments could be delayed due to budgetary constraints, changes to real estate planning, merger and acquisition activity in our customer base, a decrease in our customers’ headcount or technology needs. As a result, the actual service revenue in the 2004 fiscal year could be lower.

     Trading Systems

          Product Sales and Installations. The increase in product sales and installation revenue of $8.3 million in Q2 2004 from Q2 2003 was primarily due to three large installation projects totaling $15.7 million completed in Q2 2004 compared to four large and medium installation projects totaling $7.5 million completed in Q2 2003. There were a similar number of small (less than $1.0 million) installation projects completed in Q2 2004 aggregating $16.5 million, as compared to $16.4 million of small projects completed in Q2 2003.

          Service. The increase in service revenue of $4.5 million in Q2 2004 from Q2 2003 was primarily due to a higher volume of contract maintenance revenue totaling $3.3 million and non-contract MAC revenue totaling $1.2 million in Q2 2004. The increase in contract maintenance revenue in Q2 2004 was primarily due to the expiration of warranties for installation contracts. The increase in non-contract MAC revenue was primarily due to increased requests for trading floor re-configurations globally.

     I.T.S.

          Product Sales and Installations. Product sales and installation revenue in Q2 2004 remained relatively consistent compared to Q2 2003. There were three large and medium projects completed totaling $7.3 million and small projects totaling $1.5 million in Q2 2004 compared to one large project totaling $6.5 million and small projects totaling $2.4 million completed in Q2 2003.

          Service. The decrease in service revenue of $1.8 million in Q2 2004 from Q2 2003 was primarily due to the loss of a large service customer in Q1 2004, resulting in a $1.8 million decrease in revenue when compared to Q2 2003.

     Network Services

          Service. Service revenue for our Network Services division was $11.9 million in Q2 2004. We generated no revenue from our Network Services division in Q2 2003 as it was created following the acquisition of the Gains US and UK entities in April 2003 and expanded by the acquisition of Gains Asia in January 2004.

Comparison of YTD 2004 to YTD 2003

     Consolidated

          Product Sales and Installations. The increase in product sales and installation revenue of $12.5 million in YTD 2004 from YTD 2003 was primarily due to six large installation projects totaling $24.1 million and medium and small projects totaling $45.0 million completed in YTD 2004 compared to four large installation projects totaling $15.7 million and medium and small projects totaling $40.9 million completed in YTD 2003.

          Service. The increase in service revenue of $22.0 million in YTD 2004 from YTD 2003 was primarily due to $19.2 million generated by the addition of our Network Services division, which was created following the acquisition of the Gains US and UK entities in April 2003 and expanded by the acquisition of Gains Asia in January 2004. We generated no revenue from our Network Services division in YTD 2003. In addition, there was a higher volume of contract maintenance revenue totaling $5.4 million and non-contract MAC revenue totaling $1.5 million in our Trading systems division, partially offset by the loss of a large service customer in Q1 2004, resulting in a decrease of $3.8 million of revenue in our I.T.S. division.

     Trading Systems

          Product Sales and Installations. The increase in product sales and installation revenue of $8.8 million in YTD 2004 from YTD 2003 was primarily due to four large installation projects totaling $18.1 million completed in YTD 2004 compared to three large installation projects totaling $9.1 million completed in YTD 2003. There were a similar number of medium and small installation projects completed totaling $35.6 million in YTD 2004, as compared to $35.8 million of medium and small projects completed in YTD 2003.

          Service. The increase in service revenue of $7.0 million in YTD 2004 from YTD 2003 was primarily due to a higher volume of contract maintenance revenue totaling $5.4 million and non-contract MAC revenue totaling $1.5 million in YTD 2004 when compared to YTD 2003. The increase in contract maintenance revenue in YTD 2004 was primarily due to the expiration of warranties for installation contracts. The increase in non-contract MAC revenue was primarily due to increased requests for trading floor re-configurations globally.

     I.T.S.

          Product Sales and Installations. The increase in product sales and installation revenue of $3.7 million in YTD 2004 from YTD 2003 was primarily due to a greater amount of medium and small projects completed in YTD 2004 when compared to YTD 2003. There were two large installation projects totaling $6.1 million and medium and small projects totaling $9.4 million in YTD 2004 compared to one large installation project totaling $6.5 million and small installation projects totaling $5.2 million completed in YTD 2003.

          Service. The decrease in service revenue of $4.1 million in YTD 2004 from YTD 2003 was primarily due to the loss of a large service customer in Q1 2004, resulting in a $3.8 million decrease in revenue when compared to Q2 2003, as well as a decrease in service revenue from our customer base.

     Network Services

          Service. Service revenue for our Network Services division was $19.2 million in YTD 2004. We generated no revenue from our Network Services division in YTD 2003 as it was created following the acquisition of the Gains US and UK entities in April 2003 and expanded by the acquisition of Gains Asia in January 2004.

Cost of Revenue

     The following table sets forth our consolidated cost of revenue and our cost of revenue as reported for our three major operating divisions. Cost of revenue for our Trading Systems and I.T.S. divisions includes the costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold, labor to provide service, warehouse and project management costs and the depreciation of the equipment in our manufacturing and assembly facility. Cost of revenue for our Network Services division includes the costs to lease local and long distance circuits, the cost of our network provisioning and operations organizations and depreciation of equipment.

	Consolidated
	Q2	% of	Q2	% of	%	YTD	% of	YTD	% of	%
(dollars in thousands)	2004	Rev.	2003	Rev.	Change	2004	Rev.	2003	Rev.	Change
Product sales and installations	$22,196	54%	$19,680	60%	(6%)	$39,463	57%	$31,934	56%	1%
Service	19,059	50%	11,894	51%	(1%)	35,785	51%	24,929	52%	(1%)
Depreciation and amortization	968	1%	299	1%	0%	1,710	1%	596	1%	0%

Total	$42,223	53%	$31,873	57%	(4%)	$76,958	55%	$57,459	55%	0%

	Trading Systems
	Q2	% of	Q2	% of	%	YTD	% of	YTD	% of	%
(dollars in thousands)	2004	Rev.	2003	Rev.	Change	2004	Rev.	2003	Rev.	Change
Product sales and installations	$14,034	44%	$11,135	47%	(3%)	$25,172	47%	$20,814	46%	1%
Service	11,367	44%	9,418	44%	0%	22,219	45%	19,483	46%	(1%)
Depreciation and amortization	287	1%	299	1%	0%	572	1%	596	1%	0%

Total	$25,688	44%	$20,852	46%	(2%)	$47,963	46%	$40,893	47%	(1%)

	I.T.S.
	Q2	% of	Q2	% of	%	YTD	% of	YTD	% of	%
(dollars in thousands)	2004	Rev.	2003	Rev.	Change	2004	Rev.	2003	Rev.	Change
Product sales and installations	$8,162	93%	$8,545	96%	(3%)	$14,291	92%	$11,120	95%	(3%)
Service	619	136%	2,476	108%	28%	1,804	141%	5,446	101%	40%
Depreciation and amortization	—	0%	—	0%	0%	—	0%	—	0%	0%

Total	$8,781	95%	$11,021	98%	(3%)	$16,095	96%	$16,566	97%	(1%)

	Network Services
	Q2	% of	Q2	% of	%	YTD	% of	YTD	% of	%
(dollars in thousands)	2004	Rev.	2003	Rev.	Change	2004	Rev.	2003	Rev.	Change
Product sales and installations	$—	—%	$—	—%	—%	$—	—%	$—	—%	—%
Service	7,073	59%	—	—%	—%	11,762	61%	—	—%	—%
Depreciation and amortization	681	6%	—	—%	—%	1,138	6%	—	—%	—%

Total	$7,754	65%	$—	—%	—%	$12,900	67%	$—	—%	—%

Comparison of Q2 2004 to Q2 2003

     Consolidated

     We expect our fiscal year 2004 total consolidated cost of revenue to be approximately $167 million to $175 million, which has been revised since Q1 2004; however, pricing changes and more competitive bidding for our customers could cause the actual total consolidated cost of revenue to be higher.

          Product Sales and Installations. The decrease in product sales and installations cost of revenue of 6% as a percentage of product sales and installation revenue in Q2 2004 from Q2 2003 was primarily due to higher percentage of Trading System installations sold compared to I.T.S. products sold in Q2 2004. Trading Systems products have a lower cost of revenue than I.T.S. products.

          Service. The decrease in service cost of revenue of 1% as a percentage of service revenue in Q2 2004 from Q2 2003 was primarily due to a higher volume of Trading Systems services compared to I.T.S. services. Trading Systems services have a lower cost of revenue than I.T.S. services.

     Trading Systems

          Product Sales and Installations. The decrease in product sales and installations cost of revenue of 3% as a percentage of product sales and installation revenue in Q2 2004 from Q2 2003 was primarily due to a higher volume of Trading Systems manufactured products sold in Q2 2004 when compared to Q2 2003. Trading Systems manufactured products generally have a lower cost of revenue than products manufactured by third parties. In addition, we realized higher profit margins realized on small installation projects completed in Q2 2004 as compared to Q2 2003.

          Service. Service cost of revenue as a percentage of service revenue remained flat in Q2 2004 compared to Q2 2003 primarily due to higher costs of revenue in non-contract MAC services which have greater labor service requirements as opposed to material requirements when re-configuring a trading floor. Labor has a higher cost of revenue than material. This was offset by lower costs of revenue for our contract maintenance services.

     I.T.S.

          Product Sales and Installations. The decrease in product sales and installations cost of revenue of 3% as a percentage of product sales and installation revenue in Q2 2004 from Q2 2003 was primarily due to a higher profit margin recognized for one large installation project as a result of changes from the original contract order.

          Service. The increase in service cost of revenue of 28% as a percentage of service revenue in Q2 2004 from Q2 2003 was primarily due to the loss of a larger service customer in Q1 2004. In addition, competitive market conditions have increased the cost of revenues associated with this offering.

     Network Services

          Service. Service cost of revenue for our Network Services division as a percentage of service revenue was 59% in Q2 2004. We incurred no cost of revenue from our Network Services division in Q2 2003 as it was created following the acquisition of the Gains US and UK entities in April 2003 and expanded by the acquisition of Gains Asia in January 2004.

Comparison of YTD 2004 to YTD 2003

     Consolidated

          Product Sales and Installations. The increase in product sales and installations cost of revenue of 1% as a percentage of product sales and installation revenue in YTD 2004 from YTD 2003 was primarily due to a higher percentage of I.T.S. installations and third party products sold compared to Trading System products sold in YTD 2004. I.T.S. and third party products have a higher cost of revenue than Trading Systems products.

          Service. The decrease in service cost of revenue of 1% as a percentage of service revenue in YTD 2004 from YTD 2003 was primarily due to increase in contract maintenance services in YTD 2004, which have a lower cost of revenue than non-contract MAC services and I.T.S. services.

     Trading Systems

          Product Sales and Installations. Product sales and installations cost of revenue as a percentage of product sales and installation revenue remained flat in YTD 2004 compared to YTD 2003 due to consistent costs of revenues for our manufactured products in both periods.

          Service. The decrease in service cost of revenue of 1% as a percentage of service revenue in YTD 2004 from YTD 2003 was primarily due to an increase in contract maintenance services in YTD 2004, which have a lower cost of revenue than non-contract MAC services.

     I.T.S.

          Product Sales and Installations. The decrease in product sales and installations cost of revenue of 3% as a percentage of product sales and installation revenue in YTD 2004 from YTD 2003 was primarily due to higher profit margin recognized for one large installation project as a result of changes from the original contract order.

          Service. The increase in service cost of revenue of 40% as a percentage of service revenue in YTD 2004 from YTD 2003 was primarily due to the loss of a large service customer in YTD 2004. In addition, competitive market conditions have increased the cost of revenues associated with this offering.

     Network Services

          Service. Service cost of revenue for our Network Services division as a percentage of service revenue was 61% in YTD 2004. We incurred no cost of revenue from our Network Services division in YTD 2003 as it was created following the acquisition of the Gains US and UK entities in April 2003 and expanded by the acquisition of Gains Asia in January 2004.

Research and Development Expense

	Consolidated
	Q2	Q2	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Research and development	$3,599	$2,928	$671	23%	$7,008	$5,663	$1,345	24%

     Research and development efforts are principally focused on the next generation of the Trading Systems products, applications, and enhancements of our current product lines. We expect our research and development expenses in fiscal year 2004 to be approximately $14 million to $15 million, which has been revised since Q1 2004; however, the actual research and development expenses could be higher.

Comparison of Q2 2004 to Q2 2003 and YTD 2004 to YTD 2003

     Research and development expenses increased by $0.7 million in Q2 2004 from Q2 2003 and increased by $1.3 million in YTD 2004 from YTD 2003, reflecting additional resources added to our product development group and development and integration of the Purple Voice product line.

Selling, General and Administrative Expense

	Consolidated
	Q2	Q2	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Selling, general and administrative	$15,138	$10,742	$4,396	41%	$28,426	$19,472	$8,954	46%

     We expect our selling, general and administrative expenses in fiscal year 2004 to be approximately $56 million to $58 million, which has been revised since Q1 2004; however the actual selling, general and administrative expenses could be higher. We believe the anticipated increase in selling, general and administrative expenses for the 2004 fiscal year compared to the 2003 fiscal year will primarily result from the inclusion of our Network Services division for the full fiscal year.

Comparison of Q2 2004 to Q2 2003 and YTD 2004 to YTD 2003

     Selling, general and administrative expenses increased by $4.4 million for Q2 2004 from Q2 2003 and increased by $9.0 million for YTD 2004 from YTD 2003, primarily due to increased professional fees, employee related costs (compensation, severance, bonuses and benefits) and for new foreign office locations totaling $1.4 million in Q2 2004 compared to Q2 2003 and $4.1 million in YTD 2004 compared to YTD 2003, as well as the inclusion of expenses for our Network Services division, which totaled $3.0 million in Q2 2004 and $4.9 million in YTD 2004.

Depreciation and Amortization

	Consolidated
	Q2	Q2	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Depreciation and amortization	$5,388	$4,798	$590	12%	$10,555	$9,529	$1,026	11%

Comparison of Q2 2004 to Q2 2003 and YTD 2004 to YTD 2003

     Depreciation and amortization expense increased by $0.6 million in Q2 2004 from Q2 2003 and increased by $1.0 million in YTD 2004 from YTD 2003, primarily due to increased capital expenditures in our Trading Systems division as well as the addition of depreciable fixed assets and amortizable assets from our Network Services division in Q2 2004 and YTD 2004.

Interest Expense, net

	Consolidated
	Q2	Q2	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Interest expense, net	$5,814	$6,477	$(663)	(10%)	$11,336	$12,682	$(1,346)	(11%)

Comparison of Q1 2004 to Q1 2003 and YTD 2004 to YTD 2003

     Interest expense, net decreased by $0.7 million in Q2 2004 from Q2 2003 and decreased by $1.3 million in YTD 2004 from YTD 2003, primarily due to the reduction of principal and a reduction of the interest rate on our outstanding senior secured credit facilities. A voluntary prepayment of $14.0 million was made in March 2003 on our senior secured credit facilities and the interest rate was reduced by approximately 2.4% (from 7.5% to 5.1%) when the senior secured credit facilities were amended and restated in September 2003.

Provision for Income Taxes

     Our effective tax rates for YTD 2004 was 80.1% compared to 167.2% for YTD 2003. Our effective tax rates reflect our foreign, federal and state taxes, the non-deductibility of foreign losses for federal tax purposes, the non-deductibility of certain expenses and taxable income at several of our foreign subsidiaries, which, as compared to the absolute amount of pre-tax earnings (or loss), has a significant impact on our effective tax rates.

Net Income (Loss)

	Consolidated
	Q2	Q2	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Net income (loss)	$2,805	$(611)	$3,416	559%	$1,041	$(813)	$1,854	228%

     We expect to have net income for the entire 2004 fiscal year of approximately $2 million to $4 million, which has been revised since Q1 2004. However, the actual amount may be lower.

Comparison of Q2 2004 to Q2 2003

     For Q2 2004, we had net income of $2.8 million compared to a net loss in Q2 2003 of $0.6 million. This was principally due to the increase in gross profit of $12.4 million offset by the increase in research and development expense of $0.7 million, the increase in selling, general and administrative expense of $4.4 million, the increase in depreciation and amortization of $0.6 million, and the increase in income taxes of $3.0 million. The increase in net income from our Trading Systems division of $2.5 million in Q2 2004 compared to Q2 2003 was the primary reason for the increase in consolidated net income.

Comparison of YTD 2004 to YTD 2003

     For YTD 2004, we had net income of $1.0 million compared to a net loss in YTD 2003 of $0.8 million. This was due to the increase in gross profit of $15.0 million offset by the increase in research and development expense of $1.3 million, the increase in selling, general and administrative expense of $9.0 million, the increase in depreciation and amortization of $1.0 million, and the increase in income taxes of $2.2 million.

Liquidity and Capital Resources

     Historically, we have satisfied our operating cash requirements through cash provided by operations, capital loans, financing and bank lines of credit. Our principal uses of cash were to fund working capital requirements, operating losses, capital expenditures and repayment of borrowings.

     During YTD 2004, we made three large non-recurring cash payments: (1) a settlement payment totaling $12.3 million in October 2003 which was comprised of the deferred purchase price and earn-out consideration totaling $6.8 million related to the April 2003 acquisition of Gains International (US) and Gains International (Europe) and a $5.5 million advance payment for the acquisition of Gains Asia; (2) a dividend payment of $1.22 per share, or approximately $18.0 million, of which $17.9 million was paid on December 31, 2003; and (3) a payment of $11.7 million for the acquisition of Gains Asia. The acquisition of Gains Asia was partially funded by a $7.0 million draw on our revolving credit facility, which was fully repaid in February 2004.

     The YTD 2004 cash uses for the non-recurring Gains related payments and the payment of the special cash dividend, combined with our mandatory interest payment due under our senior subordinated notes of $8.6 million paid on December 15, 2003, which were partially funded by our cash provided by operating activities, reduced the amount of cash on our balance sheet from $25.8 million at September 30, 2003 to $10.9 million at March 31, 2004.

     The Senior Secured Credit Facilities

     On December 20, 2001, we entered into senior secured credit facilities comprised of a $105.0 million term loan and a $15.0 million revolving credit facility. On September 2, 2003, we amended and restated our senior secured credit facilities. The amended and restated senior secured credit facilities consist of a $25.0 million revolving credit facility and a $55.0 million term loan; provided, however, that we can increase the committed amount under these facilities by up to $25.0 million so long as one or more lenders agrees to provide this incremental commitment and other customary conditions are satisfied. The term loan was borrowed in full at closing. As of March 31, 2004, the amount available for borrowing under the revolving credit facility was $20.7 million, as availability of $25 million was reduced by outstanding letters of credit of $4.3 million. For the three months ended March 31, 2004, the weighted average interest rate for borrowings outstanding under the amended and restated senior secured credit facilities was 5.11%. On April 20, 2004, we completed an agreement to increase the availability under the revolving credit facility by $10.0 million under the increase provisions mentioned above. The total amount available for borrowing under the revolving credit facility after this increase is $30.7 million ($35.0 million reduced by outstanding letters of credit of $4.3 million).

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

     The Senior Subordinated Notes

     On December 20, 2001, we issued $150.0 million in aggregate principal amount of 11.50% senior subordinated notes to fund a portion of the consideration for the acquisition of IPC Information Systems. Under the terms of the indenture governing the notes, we may, subject to certain restrictions, issue additional notes up to a maximum aggregate principal amount of $250.0 million. The notes mature on December 15, 2009 and are callable, at our option, beginning in December 2005. The notes are general unsecured obligations, are subordinated in right of payment to all existing and future senior debt, including the amended and restated senior secured credit facilities, are pari passu in right of payment with any future senior subordinated indebtedness, and are unconditionally guaranteed by certain of our domestic restricted subsidiaries. Interest on the notes accrue at the rate of 11.50% per annum and is payable semi-annually in arrears on June 15 and December 15, the first of which occurred on June 15, 2002.

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

     As a result of the termination of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying us for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the acquisition of IPC Information Systems. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for these periods prior to and including the date of the acquisition of IPC Information Systems, we may be required to pay those taxes and are no longer able to recover indemnification from Global Crossing. As of March 31, 2004, the aggregate amount of taxes for which we have received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million and, as of March 31, 2004, we have made settlement payments in the aggregate of $0.8 million. We estimate that the range of our exposure for additional tax liabilities is from $0.0 to $36.0 million. In computing the estimated range of potential tax liabilities, we took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although we believe that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by us of a significant amount of these potential tax liabilities could have a material adverse effect on our financial condition and results of operations, requiring us to seek additional financing. In that event, we cannot assure you we will be able to obtain additional financing on commercially reasonable terms, or at all.

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

     Comparison of YTD 2004 to YTD 2003

     Cash provided by operating activities was $29.3 million for YTD 2004 compared to $13.3 million for YTD 2003. This increase of $16.0 million is primarily comprised of net income of $1.0 million in YTD 2004 compared to a net loss of $0.8 million in YTD 2003, combined with a decrease in accounts receivable of $4.3 million for YTD 2004 compared to YTD 2003 and an increase of accounts payable and accrued expenses of $5.9 million for YTD 2004 compared to YTD 2003. The decrease in accounts receivable during YTD 2004 was attributable to the collection of amounts due from large jobs completed during our fourth quarter of the 2003 fiscal year. The impact on cash related to changes in inventory, customer advances and deferred revenue essentially offset each other.

     Cash used in investing activities was $26.2 million for YTD 2004 compared to cash provided by investing activities of $1.9 million for YTD 2003. YTD 2004 cash used for investing consisted of $4.2 million of capital expenditures and payments of $21.9 million relating to the deferred purchase price and earn-out consideration for Gains US and UK and the cash purchase price of Gains Asia net of cash received. Cash provided by investing activities for YTD 2003 consisted of net proceeds from the Global Crossing settlement of $4.2 million partially offset by capital expenditures of $2.3 million.

     Cash used in financing activities was $18.3 million for YTD 2004 compared to $17.5 million for YTD 2003. Cash used in financing activities of $17.5 million for YTD 2003 was primarily for principal payments under our senior secured credit facilities including a voluntary prepayment of $14.0 million in Q2 2003. Principal payments under our credit agreement amounted to $0.3 million for YTD 2004. The remainder of cash used in financing activities for YTD 2004 of $18.0 million related to the special cash dividend of $1.22 per share declared and paid to holders of record on December 31, 2003.

     The effect of exchange rate changes on cash represents increases and decreases in various currencies when translated into US dollars. As an international company, we are subjected to currency fluctuation risk, which resulted in an increase of $0.3 million in YTD 2004 compared to a decrease of $0.7 million in YTD 2003. Currently our largest currency exposures are to the British Pound and the Canadian Dollar, although we have additional exposures, to a lesser extent, to the Euro, Australian Dollar, Japanese Yen, Hong Kong Dollar and Singapore Dollar.

Capital Resources and Expenditures

     We expect that our capital expenditures for fiscal year 2004 will be approximately $10.0 million; however, actual capital expenditures for the 2004 fiscal year may be greater. We are limited in our capital expenditures in any fiscal year by the capital expenditure covenant in our amended and restated credit agreement. This limits us to capital expenditures in any fiscal year to $12.0 million plus 50% of the unused amount from the immediately preceding fiscal year. For fiscal year 2004, the amount of capital expenditures permitted by this covenant is approximately $12.2 million. We have no off-balance sheet financing arrangements or other relationships with unconsolidated affiliates.

     Our primary future uses of cash will be to fund interest expense and principal repayments on our debt, capital expenditures, research and development efforts, working capital and as needed for potential strategic acquisitions and/or alliances. Our primary future sources of cash will be cash flows from operations, primarily the design, manufacture, installation and service of turret systems for the trading operations of investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers and insurance companies, as well as and voice and data services to the financial community and, if necessary, borrowings under the revolving credit facility.

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

     As of March 31, 2004, the amount available for borrowing under the revolving credit facility was $20.7 million as availability of $25.0 million was reduced by outstanding letters of credit of $4.3 million. On April 20, 2004, we completed an agreement to increase our availability under the revolving credit facility by $10.0 million under the increase provisions mentioned in Note 6. The total amount available for borrowing under the revolving credit facility after this increase is $30.7 million ($35.0 million reduced by outstanding letters of credit of $4.3 million).

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

     Since the acquisition of IPC Information Systems, our cash generated from the operations of the business and borrowings under our revolving credit facility have been sufficient to meet substantially all of our cash needs. Based on our forecasts, we believe that this trend will continue and our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our current and long-term liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes, on commercially reasonable terms, or at all.

Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than	1-3	4-5	After 5
(dollars in thousands)	Total	1 year	years	years	years
Contractual Obligations:
Deferred Compensation Agreements	$5,044	$746	$1,024	$918	$2,356
Network Carrier Commitments	9,333	6,633	2,700	—	—
Long-Term Debt	204,725	550	1,100	53,075	150,000
Operating Leases	35,740	6,596	11,627	9,310	8,207

Total Contractual Cash Obligations	$254,842	$14,525	$16,451	$63,303	$160,563

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Other Commercial Commitments:
Line of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	4,250	4,250	—	—	—
Guaranties for Global Crossing Affiliates	3,537	1,930	1,607	—	—

Total Commercial Commitments	$7,787	$6,180	$1,607	$—	$—

Recent Accounting Pronouncements

     In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“FIN 46R”). This Interpretation, which replaces FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Application of FIN 46R was required for us for the second quarter of our 2004 fiscal year. We have determined that our investment in Purple Voice meets the criteria of a variable interest entity requiring consolidation under FIN 46R. However, because we have voting control over Purple Voice, we have been consolidating Purple Voice in accordance with the requirements of ARB 51. Accordingly, there was no further impact upon the consolidated financial statements resulting from the adoption of FIN 46R.

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

Revenue Recognition

     Revenue from product sales and installations is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from our Network Services division is generally billed at the beginning of the month and recognized in the same month.

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

     We adopted SFAS 142 effective upon the acquisition of IPC Information Systems and, in accordance with SFAS 142, there is no amortization of goodwill and intangible assets that have indefinite useful lives. However, goodwill is tested for impairment annually using the two-step process specifically provided in SFAS 142. Other intangible assets are carried at cost. Technology is amortized over its estimated useful life of between 3 to 7 years, customer relationships are amortized over their estimated useful lives of 8 to 20 years, and proprietary software is amortized over its estimated useful life of 7 years. Trade name has been deemed to have an indefinite life and is not subject to amortization expense, but instead will be subject to annual impairment tests in accordance with the provisions of SFAS 142. In determining that the trade name has an indefinite life, we considered the following factors: the ongoing active use of our trade name, which is directly associated with our leading position in turret solutions, the lack of any legal, regulatory or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on our trade name generated by our other ongoing business activities (including marketing and development of new technology and new products) and our commitment to products branded with our trade name over our 30 year history.

     We completed the required annual impairment test as of July 1, 2003 (the first day of the fourth quarter of the 2003 fiscal year), and concluded that there was no impairment to our recorded goodwill or trade name. There have been no indicators of impairment during the six months ended March 31, 2004 that would require us to perform an impairment test for this period. We believe the recorded values of goodwill and trade name in the amounts of $95.3 million and $18.0 million, respectively, at March 31, 2004 are fully recoverable.

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

Business Combinations

     During the 2004 and 2003 fiscal years, the acquisition of Gains Asia, Gains US and UK and our investment in Purple Voice required certain estimates and judgments related to the fair value of assets acquired and liabilities assumed. Certain of the liabilities are subjective in nature. These liabilities have been reflected in the purchase accounting based upon the most recent information available, and principally include Federal and state payroll taxes, state sales taxes, state income taxes, value added tax, or VAT, and income taxes in several foreign countries. The ultimate settlement of such liabilities may be for amounts which are different from the amounts presently recorded.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We do not have any off balance sheet financial arrangements.

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

		Future Principal Payments
	Fair Value on
(Dollars in millions)	March 31, 2004	2004	2005	2006	2007	2008	Thereafter	Total
Long-Term Debt:
Fixed Rate
Senior Subordinated Notes, interest payable at 11.5%, maturing 2009	$159.0	$—	$—	$—	$—	$—	$150.0	$150.0

Variable Rate
Senior Secured Credit Facilities – Term Loan (interest payable at 5.1% at March 31, 2004)	$55.3	$0.3	$0.5	$0.5	$0.6	$52.8	$—	$54.7

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

     During the Company’s most recent fiscal quarter, there have been no significant changes in the Company’s internal controls that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information:

Item 1. Legal Proceedings

     Except as described below, the Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the normal course of business. Management believes these proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

     On June 27, 2000, an action was brought against several defendants, including the Company’s subsidiary, IPC Communications, Inc., in the United States District Court for the Southern District of New York by two telecommunications cabling contractors alleging that IPC Communications, Inc. violated federal antitrust and New York state law by conspiring with the International Brotherhood of Electrical Workers Local Union Number 3, AFL-CIO, and five electrical contractors to exclude plaintiffs from telecommunications wiring and systems installation jobs in the New York City metropolitan area. Subsequently, the complaint was amended to add an additional plaintiff and an additional defendant contractor. The Company believes the suit is without merit. However, there can be no assurance that the resolution of this lawsuit will ultimately be favorable. Plaintiffs are seeking injunctive relief and damages from the defendants, jointly and severally, in excess of an aggregate of $75.0 million.

     On September 8, 2003, an action was brought against several defendants, including the Company’s subsidiary, IPC Information Systems, Inc. and its President, in the United States District Court for the Eastern District of New York by Advance Relocation & Storage Co., Inc., a moving company. The complaint alleges that IPC Information Systems, Inc. and 23 other defendants violated the Racketeer Influenced and Corrupt Organizations Act and engaged in tortious interference with prospective business advantage by preventing the plaintiff from obtaining work as a mover in jobs performed in large commercial buildings in New York City. The Company believes the suit is without merit and intends to vigorously defend against all claims alleged against it in the complaint. Plaintiffs are seeking injunctive relief and damages from the defendants, jointly and severally, in an aggregate amount of approximately $7.0 million.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

The Company filed a report on Form 8-K on January 7, 2004. The Form 8-K was for the purpose of announcing that on January 6, 2004, IPC Acquisition Corp., through its subsidiary IPC Information Systems, LLC, announced it acquired Gains International Asia Holdings Limited from GS Capital Partners 2000, L.P. and other private equity funds affiliated with Goldman, Sachs & Co. for a total purchase price of $15.5 million in cash and debt assumption.

The Company filed a report on Form 8-K on January 5, 2004. The Form 8-K was for the purpose of announcing that on December 31, 2003, IPC Acquisition Corp. announced that its Board of Directors declared a special cash dividend totaling approximately $18 million, or $1.22 per share.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Acquisition Corp.

Dated: May 12, 2004	By:	/s/ TIMOTHY WHELAN

Timothy Whelan
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)