Form 10-Q
period 2004-06-30
IPC ACQUISITION CORP
filed 2004-08-13
CIK 1166720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, par value $0.01	14,718,592 shares

IPC ACQUISITION CORP.

Part I — Financial Information:

Item 1. Financial Statements

IPC ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
(Unaudited)

	June 30,	September 30,
	2004	2003
Assets
Assets:
Cash	$17,403	$25,800
Accounts receivable, net of allowance of $1,400 and $732, respectively	42,180	40,409
Inventories, net	25,054	22,728
Prepaid and other current assets	4,029	5,427
Current assets of discontinued operations	9,918	27,556

Total current assets	98,584	121,920
Property, plant and equipment, net	24,142	23,851
Goodwill	89,746	82,108
Intangible assets, net	196,394	197,930
Deferred financing costs, net	12,909	14,146
Other assets	1,095	1,221
Non-current assets of discontinued operations	287	3,734

Total assets	$423,157	$444,910

Liabilities and Stockholders’ Equity
Liabilities:
Current portion of long term debt	$550	$550
Accounts payable	6,169	2,753
Accrued expenses and other current liabilities	25,286	27,023
Income taxes payable	2,538	4,208
Customer advances on installation contracts	18,453	16,754
Deferred revenue on maintenance contracts	14,248	13,095
Current portion of guarantees on former parent obligations	1,353	1,353
Deferred purchase consideration	—	6,722
Current liabilities of discontinued operations	1,794	3,820

Total current liabilities	70,391	76,278
Term loan	54,175	54,450
Senior subordinated notes	150,000	150,000
Deferred taxes, net	13,324	12,182
Deferred compensation	2,874	2,936
Guarantees on former parent obligations and other long-term liabilities	208	1,885

Total liabilities	290,972	297,731

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, (25,000,000 shares authorized; 14,718,592 shares issued and outstanding at June 30, 2004; 14,724,380 shares issued and outstanding at September 30, 2003)	147	147
Paid in capital	145,796	145,846
Notes receivable for purchases of common stock	(275)	(393)
Accumulated deficit	(23,358)	(5,161)
Accumulated other comprehensive income	9,875	6,740

Total stockholders’ equity	132,185	147,179

Total liabilities and stockholders’ equity	$423,157	$444,910

The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
Product sales and installations	$21,527	$18,157	$75,228	$63,068
Service	38,786	26,349	107,603	69,056

	60,313	44,506	182,831	132,124

Cost of goods sold (depreciation shown separately):
Product sales and installations	10,423	10,123	35,595	30,937
Service	19,101	12,577	53,082	32,060
Depreciation and amortization	1,029	556	2,739	1,152

	30,553	23,256	91,416	64,149

Gross profit	29,760	21,250	91,415	67,975
Research and development	3,809	2,784	10,817	8,447
Selling, general and administrative	13,556	10,883	41,229	29,225
Depreciation and amortization	5,535	4,678	15,970	14,087

Income from operations	6,860	2,905	23,399	16,216
Other income (expense):
Interest expense, net	(5,391)	(6,008)	(16,727)	(18,690)
Other income, net	223	2,012	530	3,339

Income (loss) from continuing operations before income taxes	1,692	(1,091)	7,202	865
Income tax (benefit) expense	(368)	303	3,821	2,655

Income (loss) from continuing operations	2,060	(1,394)	3,381	(1,790)
Discontinued operations (Note 3):
Income (loss) from operations of I.T.S. division (including loss on disposal of $4,110 for the 2004 periods)	(6,095)	763	(6,375)	17
Income tax (benefit) expense	(2,761)	336	(2,761)	7

Income (loss) on discontinued operations	(3,334)	427	(3,614)	10

Net loss	$(1,274)	$(967)	$(233)	$(1,780)

The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(233)	$(1,780)
Income (loss) from discontinued operations	(3,614)	10

Income (loss) from continuing operations	3,381	(1,790)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,859	4,521
Amortization of intangibles	11,850	10,718
Amortization of deferred financing costs	1,462	2,016
Provision for (reversal of) doubtful accounts	(231)	118
Deferred income taxes	(530)	(2,533)
Amortization of guarantees on former parent obligations	(1,015)	(338)
Changes in operating assets and liabilities:
Accounts receivable	2,878	6,331
Inventories	(2,042)	(10,525)
Prepaids and other current assets	1,830	(1,598)
Other assets	145	36
Accounts payable, accrued expenses and other liabilities	(556)	(9,719)
Income taxes payable	(2,513)	1,305
Customer advances and deferred revenue	2,302	20,362

Net cash provided by continuing operations	23,820	18,904
Net cash provided by (used in) discontinued operations	15,445	(7,791)

Net cash provided by operating activities	39,265	11,113

Cash flows from investing activities:
Capital expenditures	(5,955)	(3,832)
Global Crossing Settlement:
Proceeds from restricted cash account and other amounts	—	9,419
Cash payments	—	(5,200)
Payment of Gains US and UK earn-out consideration and deferred purchase price	(6,756)	—
Cash acquired as a result of the acquisition of Gains US and UK	—	4,087
Acquisition of Purple Voice	(517)	—
Acquisition of Gains Asia, net of cash acquired	(15,197)	—

Net cash provided by (used in) continuing operations	(28,425)	4,474
Net cash provided by (used in) discontinued operations	—	(19)

Net cash provided by (used in) investing activities	(28,425)	4,455

Cash flows from financing activities:
Principal payments on term loan	(275)	(18,616)
Issuance costs for term loan amendment	(225)	(310)
Deferred compensation payments	(62)	(70)
Payment of special cash dividend	(17,964)	—

Net cash used in financing activities	(18,526)	(18,996)

Effect of exchange rate changes on cash	(711)	(850)

Net decrease in cash	(8,397)	(4,278)
Cash, beginning of period	25,800	25,294

Cash, end of period	$17,403	$21,016

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Income taxes	$3,077	$4,320

Interest	$20,094	$21,403

Supplemental disclosures of non-cash investing activities:
Value of common stock issued for the acquisition of Gains US and UK:		$5,693

The accompanying notes are an integral part of the condensed consolidated financial statements.

IPC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

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

     The unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2004 and 2003 include the accounts of the Company and its wholly owned subsidiaries. The Company’s operations primarily consist of the December 20, 2001 acquisition of IPC Information Systems, Inc. and Asia Global Crossing IPC Trading Systems Australia Pty. Ltd. (the “IPC Information Systems Acquisition”), the April 30, 2003 purchase of Gains International (US) Inc. and Gains International (Europe) Limited and the January 6, 2004 purchase of Gains International Asia Holdings Limited. The results of operations of the acquired businesses have been included in the Company’s financial statements from their respective acquisition dates through June 30, 2004. Intercompany balances and transactions have been eliminated.

Revenue Recognition

     Revenue from product sales and installation is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and the delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes, commonly known as MACs, to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from the Company’s Network Services division, which provides voice and data services to the financial community, is generally billed at the beginning of the month and recognized in the same month.

Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) in December 2001 and, in accordance with SFAS 142, there is no amortization of goodwill and intangible assets that have indefinite useful lives. However, goodwill is tested for impairment annually using the two-step process specifically provided in SFAS 142. Other intangible assets are carried at cost. Technology is amortized over its estimated useful life of between 3 to 7 years, customer relationships are amortized over their estimated useful lives of 8 to 20 years, and proprietary software is amortized over its estimated useful life of 7 years. Trade name has been deemed to have an indefinite life and is not subject to amortization expense, but instead is subject to an annual fair value test in accordance with the provisions of SFAS 142. In determining that the trade name has an indefinite life, the Company considered the following factors: the ongoing active use of its trade name, which is directly associated with a leading position in turret solutions, the lack of any legal, regulatory or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on its trade name generated by its other ongoing business activities (including marketing and development of new technology and new products) and its commitment to products branded with its trade name over its 30 year history. The Company’s acquired trade name has significant market recognition and the Company expects to derive benefits from the use of such asset beyond the foreseeable future.

     The Company most recently completed the required annual impairment and fair value tests as of July 1, 2003 (the first day of the fourth quarter of the 2003 fiscal year), and concluded that there was no impairment to its recorded goodwill or trade name. There have been no indicators of impairment during the nine months ended June 30, 2004 that would require the Company to

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
June 30, 2004

perform an impairment test for this period. The Company believes the recorded values of goodwill and trade name in the amounts of $89.7 million and $16.3 million, respectively, at June 30, 2004 are fully recoverable.

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

     Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions for the periods ended June 30, 2004 and 2003: weighted-average risk-free interest rate of 3.5% and 2.1%, respectively; weighted-average volatility factor of the expected market price of the Company’s common stock of 90% for both periods; dividend yield of 14.2% for 2004 only and a weighted-average expected life of the options of 4 years for both periods.

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

     For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over their vesting periods. The weighted-average grant date fair value of options granted during the three months ended June 30, 2004 was $2.44. The Company’s pro forma net loss for all periods is shown below. These amounts may not necessarily be indicative of the pro forma effect of SFAS 123 for future periods in which options may be granted.

     The Company recorded no compensation expense under APB 25 for the periods presented. If the Company elected to recognize compensation expense based on the fair value of the options granted at grant date, as prescribed by SFAS 123, net loss would have been adjusted to the pro forma amounts indicated in the table below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(dollars in thousands)	2004	2003	2004	2003
Reported net loss	$(1,274)	$(967)	$(233)	$(1,780)
Add back total stock-based employee compensation reported, net of tax	—	—	—	—
Deduct total stock-based employee compensation expense determined under SFAS 123 fair value based method for all awards, net of tax	(364)	(165)	(1,115)	(536)

Net loss, pro forma	$(1,638)	$(1,132)	$(1,348)	$(2,316)

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

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
June 30, 2004

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(dollars in thousands)	2004	2003	2004	2003
Reported net loss	$(1,274)	$(967)	$(233)	$(1,780)
Translation adjustment, net of tax	(353)	1,916	3,135	2,077

Total comprehensive income (loss)	$(1,627)	$949	$2,902	$297

2.	Acquisitions

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

     On January 28, 2002, Global Crossing and 54 of its subsidiaries filed petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. On March 13, 2003, the Company entered into a settlement and rejection agreement with Global Crossing. Pursuant to the settlement and rejection agreement, all of the remaining obligations under the purchase agreement relating to the IPC Information Systems Acquisition were terminated, including Global Crossing’s obligation to pay any portion of the deferred purchase price and Global Crossing’s obligation to indemnify the Company for specific tax liabilities. In addition, the Company and Global Crossing mutually released each other for all prior claims. The bankruptcy court entered an order on March 14, 2003 approving the settlement and rejection agreement.

     Prior to the completion of the IPC Information Systems Acquisition, a subsidiary of IPC Information Systems leased six floors at 67-73 Worship Street, London, England at an annual rate of approximately £565,000, or $1.0 million, assuming an exchange rate of £1 to $1.8195. Of these six floors, the Company uses one floor for office space and an affiliate of Global Crossing uses five floors for telecommunications and networking equipment. Under the lease, which expires in 2010, the Company remains liable to the landlord for all six floors. Pursuant to the purchase agreement with Global Crossing, the Company entered into a sublease for a portion of these premises with an affiliate of Global Crossing and the landlord has consented to that sublease. Through June 30, 2004, Global Crossing’s affiliate has made all of its required sublease payments.

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

     As a result of the termination of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying the Company for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
June 30, 2004

Acquisition. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition, the Company may be required to pay those taxes and is no longer able to seek indemnification from Global Crossing. As of the date of this filing, the aggregate amount of taxes for which the Company has received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million and, as of June 30, 2004, the Company has made settlement payments aggregating $1.9 million, including a $1.1 million payment made to one jurisdiction in May 2004. The Company estimates that the range of its exposure for additional tax liabilities is from $0.0 to $18.0 million, which has been reduced from $36.0 million as a result of the Company’s settlement negotiations. In computing its estimated range of potential tax liabilities, the Company took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although the Company believes that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by the Company of a significant amount of these potential tax liabilities could have a material adverse effect on the Company’s financial condition and results of operations, requiring the Company to seek additional financing. In that event, the Company cannot make assurances that it will be able to obtain additional financing on commercially reasonable terms, or at all.

     Pursuant to the settlement and rejection agreement, Global Crossing has also paid over to the Company approximately $2.2 million for payroll and federal tax refunds received for periods prior to and including the date of the IPC Information Systems Acquisition. Global Crossing is also required to pay the Company any future tax refunds or credits it receives that are applicable to IPC Information Systems, Inc. and its subsidiaries for these periods.

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

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
June 30, 2004

     The acquisition of Gains US and UK was accounted for using the purchase method of accounting in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS 141”) and accordingly, the Company’s consolidated results of operations for the nine months ended June 30, 2004 include the operating results of Gains US and UK from the date of purchase. The following table represents the allocation of the excess of the purchase price over the historical cost of the net tangible assets acquired:

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

Gains Asia Acquisition

     On January 6, 2004, the Company purchased Gains International Asia Holdings Limited (“Gains Asia”) from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. for approximately $17.4 million in cash consideration, including an advance payment of $5.5 million made in October 2003, a $11.7 payment million at closing, and a $0.2 million payment in April 2004. This transaction followed the acquisition of Gains US and UK in April 2003 and completes the purchase of all the Gains related entities. With the acquisition of Gains Asia, the Company expanded its private global voice and data network, which it operates under the name Network Services, into the Asia Pacific region.

     The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition. The purchase price on the date of the acquisition exceeded the fair market value of the net assets acquired by approximately $5.3 million and was recorded as goodwill on the consolidated balance sheet. The primary factor that contributed to a purchase price that resulted in the recognition of goodwill is the ability of Gains Asia, along with Gains US and UK, to generate income from operations and cash flows from operating activities in the future. The goodwill and intangible assets are not amortizable for income tax purposes.

Condensed Balance Sheet (dollars in thousands)
Current assets	$5,010
Property, plant and equipment, net	991
Goodwill	5,316
Intangible assets	8,700

Total assets acquired	20,017

Current liabilities	2,252
Advance payment and other liabilities	5,848

Total liabilities assumed	8,100

Acquisition consideration at closing	$11,917

     The acquisition of Gains Asia was accounted for using the purchase method of accounting in accordance with SFAS 141 and accordingly, the Company’s consolidated results of operations for the three and nine months ended June 30, 2004 include the operating results of Gains Asia from the date of purchase. The following table represents the allocation of the excess of the purchase price over the historical cost of the net tangible assets acquired:

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
June 30, 2004

(dollars in thousands)
Cash paid at closing	$11,917
Advance payment	5,528
Transaction costs	425

Total consideration	17,870
Historical cost of net tangible assets acquired	(3,854)

Excess of purchase price over net tangible assets acquired	$14,016

Allocation of excess purchase price:
Residual goodwill (indefinite life)	$5,316
Identified intangibles:
Customer relationships (9 year life)	8,700

Total allocation of excess purchase price	$14,016

Proforma Financial Information for Gains US and UK and Gains Asia Acquisitions

     Set forth below is the unaudited pro forma consolidated results of operations of the Company for the three and nine months ended June 30, 2004 and 2003, assuming the Gains US and UK and Gains Asia acquisitions occurred as of the beginning of the period.

     The unaudited pro forma condensed financial information is presented for informational purposes only and does not purport to represent the results of operations of the Company for the periods described above had the Gains Asia acquisition occurred as of the beginning of the period, or to project the results for any future period.

	Three Months Ended		Nine Months Ended
	June 30 ,		June 30,
(dollars in thousands)	2004	2003	2004	2003
Revenue	$60,313	$49,579	$186,358	$153,480
Net income (loss)	$(1,274)	$(985)	$386	$(2,669)

Investment in Purple Voice

     IPC UK Holdings Limited (“IPC UK”), a subsidiary of the Company, entered into a series of transactions with Purple Voice, a business-to-business Internet Protocol (“IP”) software company that provides Voice over IP (“VoIP”) solutions to the financial community. VoIP is the method by which voice communication is delivered over an electronic network. As a result of these transactions, which closed on August 1, 2003:

•	IPC UK acquired approximately 40% of the outstanding common shares (calculated on a non-diluted basis) of Purple Voice together with a warrant for additional shares from certain minority shareholders of Purple Voice for approximately $120,000;

•	IPC UK invested $1.0 million in a 7% secured convertible note, due September 2007, issued by Purple Voice, which is convertible into 49% of Purple Voice’s share capital on a fully diluted basis;

•	The remaining shareholders of Purple Voice granted a call option to IPC UK, which permits IPC UK to acquire the remaining issued share capital of Purple Voice for an aggregate amount of $0.8 million; and

•	IPC Information Systems, Inc. and Purple Voice entered into an agreement under which IPC Information Systems, Inc. has been appointed Purple Voice’s exclusive reseller worldwide.

     On a pro forma basis, this acquisition did not have a material impact on the Company’s results of operations for the three and nine months ended June 30, 2003.

     During the three months ended June 30, 2004, IPC UK acquired additional shares and share warrants in Purple Voice from Scipher PLC and certain individual shareholders for a total consideration of approximately $517,000. Following those acquisitions, IPC UK holds approximately 99% of the currently outstanding common shares (calculated on a non-diluted basis) of Purple Voice.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
June 30, 2004

3.	Discontinued Operations

     In May 2004, the Board of Directors of the Company approved a formal plan to sell certain assets related to its Information Transport Systems (“I.T.S.”) division to a group of private investors. The I.T.S. division was a low margin business that no longer fit into the Company’s long-term growth plans. The sale closed in July 2004. For the nine months ended June 30, 2004, the Company recorded a $3.6 million loss from discontinued operations, net of tax which included a cash requirement of $0.8 million, primarily for existing equipment and property leases and other expenses, operating losses of $2.3 million, and non-cash charges of $3.3 million for the write down of goodwill, other intangibles and owned equipment, partially offset by a tax benefit of $2.8 million.

     In accordance with FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reported the results of operations of this business as income (loss) from discontinued operations. All prior periods have been restated to conform to this presentation. As a result, the assets and liabilities of this discontinued operation have been reclassified on the balance sheet from the historical classifications and presented under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively.

The assets and liabilities of discontinued operations as of June 30, 2004 and September 30, 2003 are as follows:

	June 30,	September 30,
(dollars in thousands)	2004	2003
Assets of discontinued operations:
Accounts receivable, net	$9,563	$19,792
Inventories, net	—	7,668
Intangibles and other assets	642	3,830

	$10,205	$31,290

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$1,787	$1,552
Customer advances	—	2,235
Other liabilities	7	33

	$1,794	$3,820

     The results of operations related to discontinued operations for the three and nine months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(dollars in thousands)	2004	2003	2004	2003
Revenue	$4,794	$16,486	$21,482	$33,556
Costs of goods sold	6,317	15,162	22,412	31,728

Gross profit	(1,523)	1,324	(930)	1,828
Operating expenses	462	561	1,335	1,811

Operating income (loss) before loss on disposal and income taxes	(1,985)	763	(2,265)	17
Loss on disposal of operations	(4,110)	—	(4,110)	—
Income tax expense (benefit)	(2,761)	336	(2,761)	7

Income (loss) from discontinued operations	$(3,334)	$427	$(3,614)	$10

4.	Inventories

	June 30,	September 30,
(dollars in thousands)	2004	2003
Components and manufacturing work in process	$8,046	$5,980
Inventory on customer sites awaiting installation	9,050	10,196
Parts and maintenance supplies	7,958	6,552

	$25,054	$22,728

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
June 30, 2004

5.	Goodwill and Intangible Assets

     The Company adopted SFAS 142 in December 2001. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, they are reviewed for impairment annually or more frequently if certain indicators arise. The following table reflects the changes in goodwill for the nine months ended June 30, 2004:

(dollars in thousands)
Balance at September 30, 2003	$82,108
Gains Asia acquisition	5,316
Write-offs	—
Effects of currency translation adjustments	2,322

Balance at June 30, 2004	$89,746

     The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in the consolidated balance sheets as of the dates indicated:

	June 30,	September 30,
(dollars in thousands)	2004	2003
Intangible assets:
Amortized intangible assets:
Technology	$46,044	$46,346
Customer relationships	163,430	154,730
Effect of currency translation adjustments	7,946	6,081
Accumulated amortization-technology	(16,667)	(11,517)
Accumulated amortization-customer relationships	(20,659)	(14,010)

Net carrying amount	180,094	181,630
Non-amortized intangible assets:
Trade name	16,300	16,300

Net carrying amount	$196,394	$197,930

     Amortization expense for those intangible assets required to be amortized under SFAS 142 was $4.1 million and $11.9 million for the three and nine months ended June 30, 2004 and $3.6 million and $10.7 million for the three and nine months ended June 30, 2003.

     Estimated annual amortization expense for fiscal year 2004 and each of the four succeeding fiscal years for identifiable intangible assets required to be amortized under SFAS 142 are as follows:

(dollars in thousands)	2004	2005	2006	2007	2008
Estimated annual amortization expense	$15,842	$15,842	$15,842	$15,495	$15,495

6.	Accrued Expenses and Other Current Liabilities

	June 30,	September 30,
(dollars in thousands)	2004	2003
Accrued compensation and benefits	$8,703	$7,469
Warranty reserves	2,118	1,889
Sales taxes payable	542	137
Accrued job costs	1,009	1,758
Accrued transaction costs	2,163	2,124
Accrued carrier costs	5,317	3,650
Current portion of deferred compensation	692	692
Accrued interest	835	5,299
Other accruals	3,907	4,005

	$25,286	$27,023

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
June 30, 2004

7.	Long Term Debt

Senior Secured Credit Facilities

     On December 20, 2001, the Company entered into the senior secured credit facilities comprised of a $105.0 million term loan and a $15.0 million revolving credit facility. On September 2, 2003, the Company amended and restated its senior secured credit facilities. The amended and restated senior secured credit facilities consisted of a $25.0 million revolving credit facility and a $55.0 million term loan. The term loan was borrowed in full at closing. On April 20, 2004, the Company completed an agreement to increase the availability under the revolving credit facility by $10.0 million. As of June 30, 2004 the total amount available for borrowing under the revolving credit facility is $30.7 million ($35.0 million reduced by outstanding letters of credit of $4.3 million) provided, however, that the Company can increase the committed amount under these facilities by up to $15.0 million so long as one or more lenders agrees to provide this incremental commitment and other customary conditions are satisfied. For the three months ended June 30, 2004, the weighted average interest rate for borrowings outstanding under the amended and restated senior secured credit facilities was 4.94%.

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

     As of June 30, 2004, remaining annual principal repayments required under the $55.0 million term loan, (excluding any future excess free cash flow amounts), by fiscal year, are as follows (in thousands):

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

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
June 30, 2004

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

	Nine Months Ended
	June 30,
(dollars in thousands)	2004	2003
Balance at beginning of period	$1,889	$2,159
Warranty accrual	1,300	1,186
Material and labor usage	(1,071)	(1,945)

Balance at end of period	$2,118	$1,400

Guarantees

     The Company, through its subsidiaries, guaranteed certain equipment lease, real estate and other obligations of its former affiliate, Global Crossing. The Company remains a guarantor of certain real estate lease obligations on behalf of Global Crossing including a sublease for office space at 67-73 Worship Street in London, England. The terms of these guarantees will expire in November 2004 and December 2005. These obligations were entered as a result of Global Crossing’s ownership of the Company and the Company is responsible for any payments if Global Crossing fails to make the required payments under the lease agreements. However, under the settlement and rejection agreement (as discussed in Note 2), $2.0 million has been placed in an escrow account pending the issuance of an irrevocable letter of credit from Global Crossing to the Company as beneficiary in the event that Global Crossing fails to make the required payments under the Worship Street sublease. The carrying value of these guarantees as of June 30, 2004 is $1.6 million, and such amount has been recorded on the Company’s consolidated balance sheet in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Such amount has been reduced by the $2.0 million escrow account. The maximum potential future payments the Company could be required to make under these obligations is $3.0 million. Through June 30, 2004, Global Crossing’s affiliate has made all of the required Worship Street sublease payments.

Litigation

     Except for the two lawsuits described below which involve the Company’s former I.T.S. division, the Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the normal course of business. Under the terms of the sale agreement, the Company remains liable for pre-closing liabilities relating to the I.T.S. division, including the two lawsuits described below. Management believes the proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
June 30, 2004

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

9.	Income Taxes

     The Company’s effective tax rate for the nine months ended June 30, 2004 was 53.1% and 307.0% for the nine months ended June 30, 2003. The Company’s effective tax rates reflect the Company’s foreign, federal and state taxes, the non-deductibility of foreign losses for federal tax purposes, the non-deductibility of certain expenses and taxable income at several of the Company’s foreign subsidiaries, which, as compared to the absolute amount of pre-tax earnings (or loss), has a significant impact on the Company’s effective tax rates.

     As of September 30, 2003, the Company has recognized deferred tax assets related to its US federal and state net operating loss carryforwards of approximately $8.5 million. In determining whether it is more likely than not that the Company will realize the benefits of the net deferred tax assets from US operations, the Company considered all available evidence, both positive and negative. The principal factors that led the Company to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002 reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation of the IPC Information Systems Acquisition (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by the Company and Global Crossing, also generate deductions for income tax purposes); (2) US results of operations for subsequent fiscal years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (3) the Company’s conclusion that the net US deferred tax assets were generated by an event (the Company’s purchase of the business), rather than a continuing condition. As of June 30, 2004, no circumstances have arisen that would require the Company to change such conclusion.

     As a result of the termination of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying the Company for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition, the Company may be required to pay those taxes and is no longer able to seek indemnification from Global Crossing. As of the date of this filing, the aggregate amount of taxes for which the Company has received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million and, as of June 30, 2004, the Company has made settlement payments aggregating $1.9 million, including a $1.1 million payment made to one jurisdiction in May 2004. The Company estimates that the range of its exposure for additional tax liabilities is from $0.0 to $18.0 million, which has been reduced from $36.0 million as a result of the Company’s settlement negotiations. In computing its estimated range of potential tax liabilities, the Company took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although the Company believes that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by the Company of a significant amount of these potential tax liabilities could have a material adverse effect on the Company’s financial condition and results of operations, requiring the Company to seek additional financing. In that event, the Company cannot make assurances that it will be able to obtain additional financing on commercially reasonable terms, or at all.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
June 30, 2004

10.	Business Segment Information

     The Company’s operations include the Trading Systems and Network Services divisions. Trading Systems reports sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installations.” It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from MACs to existing turret system installations as “Service.” Revenue from the Company’s Network Services division, which provides voice and data services to the financial community, is generally billed at the beginning of the month and recognized in the same month, is reported as “Service”. The Company’s primary measures to evaluate performance are direct margin (revenue less cost of goods sold, excluding indirect costs and depreciation and amortization) and income from operations.

For the Three Months Ended June 30, 2004

		Network
	Trading Systems	Services	Consolidated
		(dollars in thousands)
Revenue:
Product sales and installations	$21,527	$—	$21,527
Service	25,560	13,226	38,786

Total revenue	47,087	13,226	60,313
Direct margin	29,586	6,912	36,498
Depreciation and amortization	5,342	1,222	6,564
Income from operations	5,476	1,384	6,860
Interest income (expense), net	(5,394)	3	(5,391)
Other income (expense), net	266	(43)	223
Income before income taxes	348	1,344	1,692
Income tax expense (benefit)	30	(398)	(368)
Goodwill as of June 30, 2004	$72,377	$17,369	$89,746
Total assets as of June 30, 2004 (1)	$371,073	$41,879	$423,157
Capital expenditures	$883	$851	$1,734

(1)	Total consolidated assets includes the assets of discontinued operations of the I.T.S. division of $10,205.

For the Three Months Ended June 30, 2003

		Network
	Trading Systems	Services	Consolidated
		(dollars in thousands)
Revenue:
Product sales and installations	$18,157	$—	$18,157
Service	22,349	4,000	26,349

Total revenue	40,506	4,000	44,506
Direct margin	24,287	1,760	26,047
Depreciation and amortization	4,980	254	5,234
Income (loss) from operations	3,246	(341)	2,905
Interest income (expense), net	(6,013)	5	(6,008)
Other income, net	2,004	8	2,012
Loss before income taxes	(763)	(328)	(1,091)
Income tax expense	245	58	303
Goodwill as of June 30, 2003	$70,362	$8,859	$79,221
Total assets as of June 30, 2003 (1)	$392,348	$18,844	$440,544
Capital expenditures	$1,199	$357	$1,556

(1)	Total consolidated assets includes the assets of discontinued operations of the I.T.S. division of $29,352.

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
June 30, 2004

For the Nine Months Ended June 30, 2004

		Network
	Trading Systems	Services	Consolidated
		(dollars in thousands)
Revenue:
Product sales and installations	$75,228	$—	$75,228
Service	75,224	32,379	107,603

Total revenue	150,452	32,379	182,831
Direct margin	95,115	16,407	111,522
Depreciation and amortization	16,010	2,699	18,709
Income from operations	21,054	2,345	23,399
Interest expense, net	(16,701)	(26)	(16,727)
Other income (expense), net	585	(55)	530
Income before income taxes	4,938	2,264	7,202
Income tax expense	3,529	292	3,821
Capital expenditures	$3,598	$2,357	$5,955

For the Nine Months Ended June 30, 2003

		Network
	Trading Systems	Services	Consolidated
		(dollars in thousands)
Revenue:
Product sales and installations	$63,068	$—	$63,068
Service	65,056	4,000	69,056

Total revenue	128,124	4,000	132,124
Direct margin	80,096	1,760	81,856
Depreciation and amortization	14,985	254	15,239
Income (loss) from operations	16,557	(341)	16,216
Interest income (expense), net	(18,695)	5	(18,690)
Other income net	3,331	8	3,339
Income (loss) before income taxes	1,193	(328)	865
Income tax expense	2,597	58	2,655
Capital expenditures	$3,475	$357	$3,832

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
June 30, 2004

11.	Guarantor Subsidiaries’ Financial Information

     Certain of the Company’s domestic restricted subsidiaries guarantee the senior secured credit facilities and the senior subordinated notes. These subsidiary guarantees are both full and unconditional, as well as joint and several. Information regarding the guarantors is as follows (in thousands):

Condensed Consolidating Balance Sheet at June 30, 2004

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Cash	$8,008	$3,239	$6,156	$—	$17,403
Accounts receivable, net	—	20,568	21,612	—	42,180
Inventories, net	—	20,374	8,794	(4,114)	25,054
Prepaid and other current assets	—	1,848	2,303	(122)	4,029
Due from (to) affiliate	185,073	(168,089)	(16,984)	—	—
Current assets of discontinued operations	—	9,918	—	—	9,918

Total current assets	193,081	(112,142)	21,881	(4,236)	98,584
Investment in subsidiaries	139,945	10,524	19,517	(169,986)	—
Property, plant and equipment, net	—	19,360	4,782	—	24,142
Goodwill and intangibles, net	—	189,541	96,599	—	286,140
Deferred financing costs, net	12,909	—	—	—	12,909
Other assets	—	371	724	—	1,095
Non-current assets of discontinued operations	—	287	—	—	287

Total assets	$345,935	$107,941	$143,503	$(174,222)	$423,157

Liabilities and stockholders’ equity:
Current portion of long-term debt	$550	$—	$—	$—	$550
Accounts payable, accrued expenses and other current liabilities	835	16,204	18,307	—	35,346
Customer advances and deferred revenue	—	16,707	15,994	—	32,701
Current liabilities of discontinued operations	—	1,794	—	—	1,794

Total current liabilities	1,385	34,705	34,301	—	70,391
Long-term debt	204,175	—	—	—	204,175
Other long-term liabilities	8,190	3,082	6,134	(1,000)	16,406

Total liabilities	213,750	37,787	40,435	(1,000)	290,972
Total stockholders’ equity	132,185	70,154	103,068	(173,222)	132,185

Total liabilities and stockholders’ equity	$345,935	$107,941	$143,503	$(174,222)	$423,157

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
June 30, 2004

Condensed Consolidating Balance Sheet at September 30, 2003

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Cash	$9,088	$3,135	$13,577	$—	$25,800
Accounts receivable, net	—	27,233	13,176	—	40,409
Inventories, net	—	20,916	4,666	(2,854)	22,728
Prepaid and other current assets	—	2,014	3,413	—	5,427
Due from (to) affiliate	213,600	(190,517)	(23,083)	—	—
Current assets of discontinued operations	—	27,556	—	—	27,556

Total current assets	222,688	(109,663)	11,749	(2,854)	121,920
Investment in subsidiaries	129,364	10,524	1,375	(141,263)	—
Property, plant and equipment, net	—	19,865	3,986	—	23,851
Goodwill and intangibles, net	—	192,676	87,362	—	280,038
Deferred financing costs, net	14,146	—	—	—	14,146
Other assets	—	815	406	—	1,221
Non-current assets of discontinued operations	—	3,734	—	—	3,734

Total assets	$366,198	$117,951	$104,878	$(144,117)	$444,910

Liabilities and stockholders’ equity:
Current portion of long-term debt	$550	$—	$—	$—	$550
Accounts payable, accrued expenses and other current liabilities	5,299	13,832	16,206	—	35,337
Customer advances and deferred revenue	—	23,775	6,074	—	29,849
Deferred purchase price consideration	—	6,722	—	—	6,722
Current liabilities of discontinued operations	—	3,820	—	—	3,820

Total current liabilities	5,849	48,149	22,280	—	76,278
Long-term debt	204,450	—	—	—	204,450
Other long-term liabilities	8,720	4,159	5,124	(1,000)	17,003

Total liabilities	219,019	52,308	27,404	(1,000)	297,731
Total stockholders’ equity	147,179	65,643	77,474	(143,117)	147,179

Total liabilities and stockholders’ equity	$366,198	$117,951	$104,878	$(144,117)	$444,910

Condensed Consolidated Statement of Operations For the Three Months Ended June 30, 2004

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$37,895	$26,416	$(3,998)	$60,313
Cost of goods sold	—	19,538	14,860	(3,845)	30,553

Gross profit	—	18,357	11,556	(153)	29,760
Other operating expenses	—	15,724	7,176	—	22,900

Income (loss) from operations	—	2,633	4,380	(153)	6,860
Interest income (expense) and other, net	(5,560)	275	117	—	(5,168)
Income tax provision	—	(628)	260	—	(368)

Income (loss) from continuing operations	(5,560)	3,536	4,237	(153)	2,060
Income (loss) from discontinued operations, net of tax	—	(3,334)	—	—	(3,334)

Net income (loss)	$(5,560)	$202	$4,237	$(153)	$(1,274)

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
June 30, 2004

Condensed Consolidated Statement of Operations For the Three Months Ended June 30, 2003

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$34,330	$14,783	$(4,607)	$44,506
Cost of goods sold	—	17,626	9,368	(3,738)	23,256

Gross profit	—	16,704	5,415	(869)	21,250
Other operating expenses	—	13,670	4,675	—	18,345

Income (loss) from operations	—	3,034	740	(869)	2,905
Interest income (expense) and other, net	(5,982)	265	1,721	—	(3,996)
Income tax provision	—	(1,038)	1,341	—	303

Income (loss) from continuing operations	(5,982)	4,337	1,120	(869)	(1,394)
Income (loss) from discontinued operations, net of tax	—	427	—	—	427

Net income (loss)	$(5,982)	$4,764	$1,120	$(869)	$(967)

Condensed Consolidated Statement of Operations For the Nine Months Ended June 30, 2004

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$127,044	$66,215	$(10,428)	$182,831
Cost of goods sold	—	63,892	36,570	(9,046)	91,416

Gross profit	—	63,152	29,645	(1,382)	91,415
Other operating expenses	—	48,367	19,649	—	68,016

Income (loss) from operations	—	14,785	9,996	(1,382)	23,399
Interest income (expense) and other, net	(16,720)	828	(305)	—	(16,197)
Income tax provision	—	3,532	289	—	3,821

Income (loss) from continuing operations	(16,720)	12,081	9,402	(1,382)	3,381
Income (loss) from discontinued operations, net of tax	—	(3,614)	—	—	(3,614)

Net income (loss)	$(16,720)	$8,467	$9,402	$(1,382)	$(233)

Condensed Consolidated Statement of Operations For the Nine Months Ended June 30, 2003

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$104,263	$39,253	$(11,392)	$132,124
Cost of goods sold	—	50,754	23,704	(10,309)	64,149

Gross profit	—	53,509	15,549	(1,083)	67,975
Other operating expenses	—	39,662	12,097	—	51,759

Income (loss) from operations	—	13,847	3,452	(1,083)	16,216
Interest income (expense) and other, net	(18,750)	123	3,276	—	(15,351)
Income tax provision (benefit)	—	(1,168)	3,823	—	2,655

Income (loss) from continuing operations	(18,750)	15,138	2,905	(1,083)	(1,790)
Income (loss) from discontinued operations, net of tax	—	10	—	—	10

Net income (loss)	$(18,750)	$15,148	$2,905	$(1,083)	$(1,780)

IPC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
June 30, 2004

Condensed Consolidated Statement of Cash Flows For the Nine Months Ended June 30, 2004

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operations	$(20,379)	$27,812	$16,387	$—	$23,820
Net cash provided by discontinued operations	—	15,445	—	—	15,445

Net cash provided by (used in) operating activities	(20,379)	43,257	16,387	—	39,265
Capital expenditures	—	(4,148)	(1,807)	—	(5,955)
Payment of Gains US and UK earn-out and deferred purchase price	—	(6,756)	—	—	(6,756)
Intercompany borrowings	49,485	(26,659)	(22,826)	—	—
Acquisition of Gains Asia, net of cash acquired and Purple Voice	(11,722)	(5,528)	1,536	—	(15,714)

Net cash provided by (used in) investing activities	37,763	(43,091)	(23,097)	—	(28,425)
Principal payments on term loan	(275)	—	—	—	(275)
Deferred compensation payments	—	(62)	—	—	(62)
Issuance costs for term loan amendment	(225)	—	—	—	(225)
Special cash dividend paid	(17,964)	—	—	—	(17,964)

Net cash used in financing activities	(18,464)	(62)	—	—	(18,526)
Effect of exchange rate changes on cash	—	—	(711)	—	(711)

Net increase (decrease) in cash	(1,080)	104	(7,421)	—	(8,397)
Cash at beginning of period	9,088	3,135	13,577	—	25,800

Cash at end of period	$8,008	$3,239	$6,156	$—	$17,403

Condensed Consolidated Statement of Cash Flows For the Nine Months Ended June 30, 2003

			Non-
	IPC	Guarantor	Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by continuing operations	$(23,649)	$32,362	$10,191	$—	$18,904
Net cash used in discontinued operations	—	(7,791)	—	—	(7,791)

Net cash provided by (used in) operating activities	(23,649)	24,571	10,191	—	11,113
Capital expenditures	—	(3,032)	(800)	—	(3,832)
Intercompany borrowings	40,436	(22,447)	(17,989)	—	—
Proceeds from restricted cash account and other amounts in connection with Global Crossing settlement	—	9,419	—	—	9,419
Cash acquired as a result of the acquisition of Gains US and UK	—	1,135	2,952	—	4,087
Cash payments in connection with Global Crossing settlement	—	(5,200)	—	—	(5,200)

Net cash provided by (used in) continuing operations	40,436	(20,125)	(15,837)	—	4,474
Net cash used in discontinued operations	—	(19)	—	—	(19)

Net cash provided by (used in) investing activities	40,436	(20,144)	(15,837)	—	4,455
Debt issue costs	(310)	—	—	—	(310)
Deferred compensation payments	—	(70)	—	—	(70)
Principal payments on term loan	(18,616)	—	—	—	(18,616)

Net cash used in financing activities	(18,926)	(70)	—	—	(18,996)
Effect of exchange rate changes on cash	—	—	(850)	—	(850)

Net increase (decrease) in cash	(2,139)	4,357	(6,496)	—	(4,278)
Cash at beginning of period	6,123	(1,610)	20,781	—	25,294

Cash at end of period	$3,984	$2,747	$14,285	$—	$21,016

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

Overview

     Our primary business is the design, manufacture, installation and service of turret systems for the trading operations of the financial community, which includes investment and commercial banks, foreign exchange and commodity brokers and dealers, market exchanges, mutual and hedge fund companies, asset managers and insurance companies. Turrets are specialized telephone systems that are designed for high reliability and provide users instant access to hundreds of dedicated telephone lines that are directly connected to other trading partners and customers. Traders, brokers and salespersons occupy desks known as trading positions from which they trade various financial instruments including stocks, bonds, currencies and futures using turrets. We are a leader in turret solutions, based on our base of approximately 110,000 turrets and related equipment installed in trading positions worldwide. We also sell network voice and data services to customers primarily in the financial community.

     Our major operating divisions are Trading Systems and Network Services. Trading Systems reports (1) sales of turret systems to distributors and direct sales and installations of turret systems as “Product sales and installations,” and (2) revenue from turret system maintenance, including annual and multi-year service contracts, and from MACs to existing turret system installations as “Service.” Network Services records the sale of voice and data services such as ring down connection, T1 high speed digital connections and hoot and holler broadcasts, which is a dedicated line used to link different locations together, as “Service.”

     In May 2004, our Board of Directors approved a formal plan to sell assets related to our I.T.S. division to a group of private investors. The sale was completed in July 2004. The I.T.S. division provided cabling infrastructure within buildings among both voice and data communications devices. The I.T.S. division was a low margin business that no longer fit into our long-term growth plans.

     Revenue from product sales and installations is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from our Network Services division, which provides voice and data services to the financial community, is generally billed at the beginning of the month and recognized in the same month.

     Cost of goods sold for our Trading Systems division includes the costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold, labor to provide service, warehouse and project management costs and the depreciation of the equipment in our manufacturing and assembly facility. Cost of goods sold for our Network Services division includes the costs to lease local and long distance circuits, the cost of our network provisioning and operations organizations and depreciation of equipment.

     Our revenues and operating results fluctuate significantly from period to period for our Trading Systems division. Given the relatively large sales price of our trading systems and our recognition of revenue only upon completion of installations or specified contract milestones, a limited number of system installations may account for a substantial portion of revenues in any particular period. As a result of these and other factors, we could experience significant fluctuations in revenues and operating results in future periods. In addition, our customers are concentrated in the global financial, trading and exchange trading industries and our revenues will likely decline during periods of economic downturn that impact those sectors.

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

their entire circuit provisioning and maintenance process. With several different service products being offered, we believe we can be successful in marketing these services to customers of our turrets. Also, with our purchase of Purple Voice in August 2003, we can provide users such as researchers, analysts, and retail brokers who are based off the main trading floor with seamless access to audio broadcasts, intercom calls, group calls and hoot and holler broadcasts regardless of the user’s location.

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

Comparison of the Three Months (“Q3 2004”) and Nine Months (“YTD 2004”) Ended June 30, 2004 to the Three Months (“Q3 2003”) and Nine Months (“YTD 2003”) Ended June 30, 2003.

     The following tables set forth, as a percentage of consolidated revenue, our condensed consolidated statements of operations for the periods indicated. The following table also presents, as a percentage of division revenue, our statements of operations for our two major operating divisions for the periods indicated.

	Q3 2004			Q3 2003
		Trading	Network		Trading	Network
	Consolidated	Systems	Services	Consolidated	Systems	Services
Revenue:
Product sales and installations	36%	46%	0%	41%	45%	0%
Service	64%	54%	100%	59%	55%	100%

	100%	100%	100%	100%	100%	100%

Cost of goods sold (depreciation shown separately):
Product sales and installations	17%	22%	0%	23%	25%	0%
Service	32%	24%	58%	28%	25%	56%
Depreciation and amortization	2%	1%	5%	1%	1%	6%

	51%	47%	63%	52%	51%	62%

Gross profit	49%	53%	37%	48%	49%	38%
Research and development	6%	8%	0%	6%	7%	0%
Selling, general and administrative expense	23%	22%	23%	24%	22%	46%
Depreciation and amortization	9%	11%	4%	11%	12%	0%

Income (loss) from operations	11%	12%	10%	7%	8%	(8%)
Other income (expense):
Interest expense, net	(9%)	(11%)	0%	(14%)	(15%)	0%
Other income (expense), net	0%	0%	0%	5%	5%	0%

Income (loss) before income taxes	2%	1%	10%	(2%)	(2%)	(8%)
Income tax expense (benefit)	(1%)	0%	(3%)	1%	1%	1%

Income (loss) from continuing operations	3%	1%	13%	(3%)	(3%)	(9%)
Income (loss) from discontinued operations	(5%)	0%	0%	1%	0%	0%

Net income (loss)	(2%)	1%	13%	(2%)	(3%)	(9%)

	YTD 2004			YTD 2003
		Trading	Network		Trading	Network
	Consolidated	Systems	Services	Consolidated	Systems	Services
Revenue:
Product sales and installations	41%	50%	0%	48%	49%	0%
Service	59%	50%	100%	52%	51%	100%

	100%	100%	100%	100%	100%	100%

Cost of goods sold (depreciation shown separately):
Product sales and installations	20%	24%	0%	24%	24%	0%
Service	29%	22%	60%	24%	23%	56%
Depreciation and amortization	1%	1%	6%	1%	1%	6%

	50%	47%	66%	49%	48%	62%

Gross profit	50%	53%	34%	51%	52%	38%
Research and development	6%	7%	0%	6%	7%	0%
Selling, general and administrative expense	22%	22%	25%	22%	21%	46%
Depreciation and amortization	9%	10%	2%	11%	11%	0%

Income (loss) from operations	13%	14%	7%	12%	13%	(8%)
Other income (expense):
Interest expense, net	(9%)	(11%)	0%	(14%)	(15%)	0%
Other income (expense), net	0%	0%	0%	3%	3%	0%

Income (loss) before income taxes	4%	3%	7%	1%	1%	(8%)
Income tax expense	2%	2%	1%	2%	2%	1%

Income (loss) from continuing operations	2%	1%	6%	(1%)	(1%)	(9%)
Income (loss) from discontinued operations	(2%)	0%	0%	0%	0%	0%

Net income (loss)	0%	1%	6%	(1%)	(1%)	(9%)

Revenue

     The following table sets forth our consolidated revenue and revenue as reported for our two major operating divisions.

	Consolidated
	Q3	Q3	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Product sales and installations	$21,527	$18,157	$3,370	19%	$75,228	$63,068	$12,160	19%
Service	38,786	26,349	12,437	47%	107,603	69,056	38,547	56%

Total	$60,313	$44,506	$15,807	36%	$182,831	$132,124	$50,707	38%

	Trading Systems
	Q3	Q3	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Product sales and installations	$21,527	$18,157	$3,370	19%	$75,228	$63,068	$12,160	19%
Service	25,560	22,349	3,211	14%	75,224	65,056	10,168	16%

Total	$47,087	$40,506	$6,581	16%	$150,452	$128,124	$22,328	17%

	Network Services
	Q3	Q3	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Product sales and installations	$—	$—	$—	—%	$—	$—	$—	—%
Service	13,226	4,000	9,226	231%	32,379	4,000	28,379	709%

Total	$13,226	$4,000	$9,226	231%	$32,379	$4,000	$28,379	709%

Comparison of Q3 2004 to Q3 2003

     Consolidated

     We believe our customers are beginning to plan and implement changes, expansions, and re-configurations to their current trading floors. We expect this activity to continue for the remainder of the fiscal year 2004 and into our fiscal year 2005; however, there can be no certainty as to the degree or duration that this will continue. We expect our fiscal year 2004 total consolidated revenues to be approximately $255 million to $260 million, which has been revised since the three months ended

March 31, 2004 (“Q2 2004”) due to the sale of the I.T.S. division in Q3 2004; however, the actual total consolidated revenues could be lower.

     Product Sales and Installations. The increase in product sales and installation revenue of $3.4 million in Q3 2004 from Q3 2003 was primarily due to a higher volume of small (less than $1.0 million) installation projects offset by a lower volume of medium (between $1.0 million and $2.0 million) installation projects in Q3 2004 compared to Q3 2003. There were no large (greater than $2.0 million) installation projects in either Q3 2004 or Q3 2003.

	Number of		Total amount
	installations		(in millions)
Product installation size:	Q3 2004	Q3 2003	Q3 2004	Q3 2003	$ Change
Large (greater than $2.0 million)	—	—	$—	$—	$—
Medium (between $1.0 million and $2.0 million)	1	3	$1.5	$5.0	$(3.5)
Small (less than $1.0 million)	*	*	$20.1	$13.2	$6.9

      * due to the high volume and wide range of sales values of small installations, this number is not meaningful.

     We expect our fiscal year 2004 product sales and installation revenue to be approximately $115 million to $118 million, which has been revised since Q2 2004 due to the sale of the I.T.S. division in Q3 2004. However, customer commitments could be delayed due to budgetary constraints, changes to real estate planning, merger and acquisitions activity in our customer base, a decrease in our customers’ headcount or changes in our customers’ technology needs. As a result, actual product sales and installation revenue in the 2004 fiscal year could be lower.

     Service. The increase in service revenue of $12.4 million in Q3 2004 from Q3 2003 was primarily due to a $9.2 million increase by our Network Services division, which was created following the acquisition of the Gains US and UK entities in April 2003 and expanded by the acquisition of Gains Asia in January 2004, as well as an increase in our Network Services customer base. In addition, there was a higher volume of contract maintenance revenue totaling $1.6 million and non-contract MAC revenue totaling $1.6 million in our Trading systems division for Q3 2004 compared to Q3 2003.

     We expect our fiscal year 2004 consolidated service revenue to be approximately $140 million to $142 million which has been revised since Q2 2004. However, customer commitments could be delayed due to budgetary constraints, changes to real estate planning, merger and acquisition activity in our customer base, a decrease in our customers’ headcount or technology needs. As a result, the actual service revenue in the 2004 fiscal year could be lower.

Trading Systems

     Product Sales and Installations. The increase in product sales and installation revenue of $3.4 million in Q3 2004 from Q3 2003 was primarily due to a higher volume of small installation projects offset by a lower volume of medium installation projects in Q3 2004 compared to Q3 2003. There were no large installation projects in either Q3 2004 or Q3 2003.

	Number of		Total amount
	installations		(in millions)
Product installation size:	Q3 2004	Q3 2003	Q3 2004	Q3 2003	$ Change
Large (greater than $2.0 million)	—	—	$—	$—	$—
Medium (between $1.0 million and $2.0 million)	1	3	$1.5	$5.0	$(3.5)
Small (less than $1.0 million)	*	*	$20.1	$13.2	$6.9

      * due to the high volume and wide range in sales values of small installations, this number is not meaningful.

     Service. The increase in service revenue of $3.2 million in Q3 2004 from Q3 2003 was primarily due to a higher volume of contract maintenance revenue totaling $1.6 million and non-contract MAC revenue totaling $1.6 million in Q3 2004. The increase in contract maintenance revenue in Q3 2004 was primarily due to the expiration of warranties for installation contracts. The increase in non-contract MAC revenue was primarily due to increased demand for trading floor re-configurations and additional trading positions globally.

    Network Services

     Service. The increase in service revenue of $9.2 million in Q3 2004 from Q3 2003 was primarily due to our Network Services North America and Europe regions, which increased by $5.3 million in Q3 2004 compared to Q3 2003 reflecting an increase in our customer base and a full quarter of operations in Q3 2004 compared to Q3 2003, which had only 2 months of operations due to the acquisition of Gains US and UK on April 30, 2003. Also, revenue from the acquisition of Gains Asia in January 2004 contributed $3.9 million of service revenue in Q3 2004.

Comparison of YTD 2004 to YTD 2003

     Consolidated

     Product Sales and Installations. The increase in product sales and installation revenue of $12.2 million in YTD 2004 from YTD 2003 was primarily due to a higher volume of small installation projects completed in YTD 2004 compared to YTD 2003. Also, there was an increase in large installation projects in YTD 2004 compared to YTD 2003 offset by a decrease in medium installation projects in YTD 2004 compared to YTD 2003.

			Total amount
	Number of installations		(in millions)
Product installation size:	YTD 2004	YTD 2003	YTD 2004	YTD 2003	$ Change
Large (greater than $2.0 million)	4	3	$18.1	$9.1	$9.0
Medium (between $1.0 million and $2.0 million)	3	7	$4.3	$9.7	$(5.4)
Small (less than $1.0 million)	*	*	$52.9	$44.3	$8.6

      * due to the high volume and wide range in sales values of small installations, this number is not meaningful.

     Service. The increase in service revenue of $38.5 million in YTD 2004 from YTD 2003 was primarily due to a $28.4 million increase generated by the addition of our Network Services division created following the acquisition of the Gains US and UK entities in April 2003 and expanded by the acquisition of Gains Asia in January 2004, as well as, an increase in the customer base. In addition, there was a higher volume of contract maintenance revenue totaling $7.1 million and non-contract MAC revenue totaling $3.0 million in our Trading systems division.

     Trading Systems

     Product Sales and Installations. The increase in product sales and installation revenue of $12.2 million in YTD 2004 from YTD 2003 was primarily due to a higher volume of small installation projects completed in YTD 2004 compared to YTD 2003. Also, there was an increase in large installation projects in YTD 2004 compared to YTD 2003 offset by a decrease in medium installation projects in YTD 2004 compared to YTD 2003.

			Total amount
	Number of installations		(in millions)
Product installation size:	YTD 2004	YTD 2003	YTD 2004	YTD 2003	$ Change
Large (greater than $2.0 million)	4	3	$18.1	$9.1	$9.0
Medium (between $1.0 million and $2.0 million)	3	7	$4.3	$9.7	$(5.4)
Small (less than $1.0 million)	*	*	$52.9	$44.3	$8.6

      * due to the high volume and wide range in sales values of small installations, this number is not meaningful.

     Service. The increase in service revenue of $10.2 million in YTD 2004 from YTD 2003 was primarily due to a higher volume of contract maintenance revenue totaling $7.1 million and non-contract MAC revenue totaling $3.0 million in YTD 2004. The increase in contract maintenance revenue in YTD 2004 was primarily due to the expiration of warranties for installation contracts. The increase in non-contract MAC revenue was primarily due to increased requests for trading floor re-configurations and additional trading positions globally.

         Network Services

     Service. The increase in service revenue of $28.4 million in YTD 2004 from YTD 2003 was primarily due to our Network Services North America and Europe regions, which increased by $20.7 million in YTD 2004 compared to YTD 2003, reflecting an increase in our customer base and a full nine months of operations in YTD 2004 compared to YTD 2003, which had only 2 months of operations due to the acquisition of Gains US and UK on April 30, 2003. Also, revenue from the acquisition of Gains Asia in January 2004 contributed $7.7 million of service revenue in YTD 2004.

Cost of Goods Sold

     The following table sets forth our consolidated cost of goods sold and our cost of goods sold as reported for our two major operating divisions. Cost of goods sold for our Trading Systems division includes the costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold, labor to provide service, warehouse and project management costs and the depreciation of the equipment in our manufacturing and assembly facility. Cost of goods sold for our Network Services division includes the costs to lease local and long distance circuits, the cost of our network provisioning and operations organizations and depreciation of equipment.

	Consolidated
	Q3	% of	Q3	% of	%	YTD	% of	YTD	% of	%
(dollars in thousands)	2004	Rev.	2003	Rev.	Change	2004	Rev.	2003	Rev.	Change
Product sales and installations	$10,423	48%	$10,123	56%	(8%)	$35,595	47%	$30,937	49%	(2%)
Service	19,101	49%	12,577	48%	1%	53,082	49%	32,060	46%	3%
Depreciation and amortization	1,029	2%	556	1%	1%	2,739	1%	1,152	1%	0%

Total	$30,553	50%	$23,256	52%	(2%)	$91,416	50%	$64,149	49%	1%

	Trading Systems
	Q3	% of	Q3	% of	%	YTD	% of	YTD	% of	%
(dollars in thousands)	2004	Rev.	2003	Rev.	Change	2004	Rev.	2003	Rev.	Change
Product sales and installations	$10,423	48%	$10,123	56%	(8%)	$35,595	47%	$30,937	49%	(2%)
Service	11,483	45%	10,337	46%	(1%)	33,702	45%	29,820	46%	(1%)
Depreciation and amortization	288	1%	302	1%	0%	860	1%	898	1%	0%

Total	$22,194	47%	$20,762	51%	(3%)	$70,157	47%	$61,655	48%	(1%)

	Network Services
	Q3	% of	Q3	% of	%	YTD	% of	YTD	% of	%
(dollars in thousands)	2004	Rev.	2003	Rev.	Change	2004	Rev.	2003	Rev.	Change
Product sales and installations	$—	—%	$—	—%	—%	$—	—%	$—	—%	—%
Service	7,618	58%	2,240	56%	2%	19,380	60%	2,240	56%	4%
Depreciation and amortization	741	5%	254	6%	(1%)	1,879	6%	254	6%	—%

Total	$8,359	63%	$2,494	62%	1%	$21,259	66%	$2,494	62%	4%

Comparison of Q3 2004 to Q3 2003

     Consolidated

     We expect our fiscal year 2004 total consolidated cost of goods sold to be approximately $127 million to $130 million, which has been revised since Q2 2004 due to the sale of the I.T.S. division in Q3 2004; however, pricing changes and more competitive bidding for our customers could cause the actual total consolidated cost of goods sold to be higher.

        Product Sales and Installations. The decrease in product sales and installations cost of goods sold of 8% as a percentage of product sales and installation revenue in Q3 2004 from Q3 2003 was primarily due to a higher volume of Trading Systems manufactured products sold in Q3 2004 when compared to Q3 2003. Trading Systems manufactured products generally have a lower cost of goods sold than products manufactured by third parties. In addition, we realized higher profit margins on small installation projects completed in Q3 2004 as compared to Q3 2003.

        Service. The increase in service cost of goods sold of 1% as a percentage of service revenue in Q3 2004 from Q3 2003 was primarily due to the expansion and allocation of indirect costs of revenue in our Network Services division offset by a consistent fixed cost of goods sold in our Trading Systems division in Q3 2004 when compared to Q3 2003.

     Trading Systems

        Product Sales and Installations. The decrease in product sales and installations cost of goods sold of 8% as a percentage of product sales and installation revenue in Q3 2004 from Q3 2003 was primarily due to a higher volume of Trading Systems manufactured products sold in Q3 2004 when compared to Q3 2003. Trading Systems manufactured products generally have a lower cost of goods sold than products manufactured by third parties. In addition, we realized higher profit margins on small installation projects completed in Q3 2004 as compared to Q3 2003.

        Service. The decrease in service cost of goods sold of 1% as a percentage of service revenue in Q3 2004 from Q3 2003 was primarily due to a higher percentage increase in contract maintenance services in Q3 2004, which generally have a lower cost of goods sold than non-contract MAC services.

     Network Services

     Service. The increase in service cost of goods sold of 2% as a percentage of service revenue in Q3 2004 from Q3 2003 was primarily due to the expansion and allocation of indirect costs (labor, network provisioning and engineering) of revenue in Q3 2004 when compared to Q3 2003.

Comparison of YTD 2004 to YTD 2003

     Consolidated

        Product Sales and Installations. The decrease in product sales and installations cost of goods sold of 2% as a percentage of product sales and installation revenue in YTD 2004 from YTD 2003 was primarily due to higher margin realization from component cost reductions in our manufactured product sales.

        Service. The increase in service cost of goods sold of 3% as a percentage of service revenue in YTD 2004 from YTD 2003 was primarily due to the expansion and allocation of indirect costs of revenue in our Network Services division offset by a higher percentage increase in contract maintenance services in our Trading Systems Division in YTD 2004 when compared to YTD 2003.

     Trading Systems

        Product Sales and Installations. The decrease in product sales and installations cost of goods sold of 2% as a percentage of product sales and installation revenue in YTD 2004 from YTD 2003 was primarily due to higher margin realization from component cost reductions in our manufactured product sales.

        Service. The decrease in service cost of goods sold of 1% as a percentage of service revenue in YTD 2004 from YTD 2003 was primarily due to a higher percentage increase in contract maintenance services in YTD 2004, which have a lower cost of goods sold than non-contract MAC services.

     Network Services

        Service. The increase in service cost of goods sold of 4% as a percentage of service revenue in YTD 2004 from YTD 2003 was primarily due to the expansion and allocation of indirect costs (labor, network provisioning and engineering) in YTD 2004 when compared to YTD 2003.

Research and Development Expense

	Consolidated
	Q3	Q3	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Research and development	$3,809	$2,784	$1,025	37%	$10,817	$8,447	$2,370	28%

     Research and development efforts are principally focused on the next generation of the Trading Systems products, applications, and enhancements of our current product lines. We expect our research and development expenses in fiscal year 2004 to be approximately $14 million to $15 million; however, the actual research and development expenses could be higher.

Comparison of Q3 2004 to Q3 2003 and YTD 2004 to YTD 2003

     Research and development expenses increased by $1.0 million in Q3 2004 from Q3 2003 and increased by $2.4 million in YTD 2004 from YTD 2003, reflecting additional resources added to our product development group and development and integration of the Purple Voice product line.

Selling, General and Administrative Expense

	Consolidated
	Q3	Q3	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Selling, general and administrative	$13,556	$10,883	$2,673	25%	$41,229	$29,225	$12,004	41%

     We expect our selling, general and administrative expenses in fiscal year 2004 to be approximately $50 million to $60 million, which has been revised since Q2 2004 due to the sale of the I.T.S. division in Q3 2004; however the actual selling, general and administrative expenses could be higher. We believe the anticipated increase in selling, general and administrative expenses for the 2004 fiscal year will primarily result from the inclusion of our Network Services division for the full fiscal year.

Comparison of Q3 2004 to Q3 2003 and YTD 2004 to YTD 2003

     Selling, general and administrative expenses increased by $2.7 million for Q3 2004 from Q3 2003 and increased by $12.0 million for YTD 2004 from YTD 2003, primarily due to increased employee related costs (compensation, commissions, severance, bonuses and benefits), new business ventures and new foreign office locations as well as the inclusion of expenses for our Network Services division, which increased by $1.2 million in Q3 2004 and $6.1 million in YTD 2004.

Depreciation and Amortization

	Consolidated
	Q3	Q3	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Depreciation and amortization	$5,535	$4,678	$857	18%	$15,970	$14,087	$1,883	13%

Comparison of Q3 2004 to Q3 2003 and YTD 2004 to YTD 2003

     Depreciation and amortization expense increased by $0.9 million in Q3 2004 from Q3 2003 and increased by $1.9 million in YTD 2004 from YTD 2003, primarily due to increased capital expenditures in our Network Services division as well as the addition of depreciable fixed assets and amortizable assets from our Network Services division in Q3 2004 and YTD 2004 due to the acquisition of Gains Asia in January 2004.

Interest Expense, net

	Consolidated
	Q3	Q3	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Interest expense, net.	$5,391	$6,008	$(617)	(10%)	$16,727	$18,690	$(1,963)	(11%)

Comparison of Q3 2004 to Q3 2003 and YTD 2004 to YTD 2003

     Interest expense, net decreased by $0.6 million in Q3 2004 from Q3 2003 and decreased by $2.0 million in YTD 2004 from YTD 2003, primarily due to the reduction of principal and a reduction of the interest rate on our outstanding senior secured credit facilities. A voluntary prepayment of $14.0 million was made in March 2003 on our senior secured credit facilities and the interest rate was reduced by approximately 2.4% (from 7.5% to 5.1%) when the senior secured credit facilities were amended and restated in September 2003.

Provision for Income Taxes

     Our effective tax rate for YTD 2004 was 53.1% compared to 307.0% for YTD 2003. Our effective tax rates reflect our foreign, federal and state taxes, the non-deductibility of foreign losses for federal tax purposes, the non-deductibility of certain expenses and taxable income at several of our foreign subsidiaries, which, combined with lower absolute amounts of pre-tax earnings (or loss) for the three and nine months of each fiscal year, generates a more significant impact on our effective tax rates.

Income (Loss) from Continuing Operations

	Consolidated
	Q3	Q3	$	%	YTD	YTD	$	%
(dollars in thousands)	2004	2003	Change	Change	2004	2003	Change	Change
Income (loss) from continuing operations.	$2,060	$(1,394)	$3,454	248%	$3,381	$(1,790)	$5,171	289%

     We expect to have net income for the entire 2004 fiscal year of approximately $2.0 million to $4.0 million. However, the actual amount may be lower.

Comparison of Q3 2004 to Q3 2003

     For Q3 2004, we had income from continuing operations of $2.1 million compared to a loss from continuing operations in Q3 2003 of $1.4 million. This was due to the increase in gross profit of $8.5 million offset by the increase in research and development expense of $1.0 million, the increase in selling, general and administrative expense of $2.7 million, the increase in depreciation and amortization of $0.9 million, the increase in interest and other expense of $1.1 million and the decrease in income taxes of $0.7 million. Of the $3.5 million increase in income from continuing operations in Q3 2004 compared to Q3 2003, our Trading Systems division accounted for $1.3 million of the increase and our Network Services division accounted for $2.2 million of the increase.

Comparison of YTD 2004 to YTD 2003

     For YTD 2004, we had income from continuing operations of $3.4 million compared to a loss from continuing operations in YTD 2003 of $1.8 million. This was due to the increase in gross profit of $23.4 million offset by the increase in research and development expense of $2.4 million, the increase in selling, general and administrative expense of $12.0 million, the increase in depreciation and amortization of $1.9 million, the increase in interest and other expense of $0.7 million, and the increase in income taxes of $1.2 million. Of the $5.2 million increase in income from continuing operations in YTD 2004 compared to YTD 2003, our Trading Systems division accounted for $2.8 million of the increase and our Network Services division accounted for $2.4 million of the increase.

Liquidity and Capital Resources

     Historically, we have satisfied our operating cash requirements through cash provided by operations, capital loans, financing and bank lines of credit. Our principal uses of cash were to fund working capital requirements, operating losses, capital expenditures and repayment of borrowings.

     During YTD 2004, we made three large non-recurring cash payments: (1) a settlement payment totaling $12.3 million in October 2003 which was comprised of the deferred purchase price and earn-out consideration totaling $6.8 million related to the

April 2003 acquisition of Gains International (US) and Gains International (Europe) and a $5.5 million advance payment for the acquisition of Gains Asia; (2) a dividend payment of $1.22 per share, or approximately $18.0 million in December 2003; and (3) payments totaling $11.9 million for the acquisition of Gains Asia. The acquisition of Gains Asia was partially funded by a $7.0 million draw on our revolving credit facility, which was fully repaid in February 2004.

     The YTD 2004 cash uses for the non-recurring Gains related payments and the payment of the special cash dividend, combined with our mandatory interest payments due under our senior subordinated notes of $8.6 million paid on December 15, 2003 and June 15, 2004, which were partially funded by our cash provided by operating activities, reduced the amount of cash on our balance sheet from $25.8 million at September 30, 2003 to $17.4 million at June 30, 2004. With the exception of mergers and acquisitions activity, we do not currently anticipate any other non-recurring uses of cash in the near future.

     The Senior Secured Credit Facilities

     On December 20, 2001, we entered into the senior secured credit facilities comprised of a $105.0 million term loan and a $15.0 million revolving credit facility. On September 2, 2003, we amended and restated our senior secured credit facilities. The amended and restated senior secured credit facilities consisted of a $25.0 million revolving credit facility and a $55.0 million term loan. The term loan was borrowed in full at closing. On April 20, 2004, we completed an agreement to increase the availability under our revolving credit facility by $10.0 million under the provisions mentioned above. As of June 30, 2004 the total amount available for borrowing under the revolving credit facility is $30.7 million ($35.0 million reduced by outstanding letters of credit of $4.3 million) provided, however, that we can increase the committed amount under these facilities by up to $15.0 million so long as one or more lenders agrees to provide this incremental commitment and other customary conditions are satisfied. For the nine months ended June 30, 2004, the weighted average interest rate for borrowings outstanding under the amended and restated senior secured credit facilities was 4.94%.

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

     The Senior Subordinated Notes

     On December 20, 2001, we issued $150.0 million in aggregate principal amount of 11.50% senior subordinated notes to fund a portion of the consideration for the acquisition of IPC Information Systems. Under the terms of the indenture governing the notes, we may, subject to certain restrictions, issue additional notes up to a maximum aggregate principal amount of $250.0 million. The notes mature on December 15, 2009 and are callable, at our option, beginning in December 2005. The notes are general unsecured obligations, are subordinated in right of payment to all existing and future senior debt, including the amended and restated senior secured credit facilities, are pari passu in right of payment with any future senior subordinated indebtedness, and are unconditionally guaranteed by certain of our domestic restricted subsidiaries. Interest on the notes accrues at the rate of 11.50% per annum and is payable semi-annually in arrears on June 15 and December 15, the first of which occurred on June 15, 2002.

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

     As a result of the termination of the purchase agreement, Global Crossing has been relieved of all of its obligations under the purchase agreement, including, among other things, indemnifying us for tax liabilities that may be imposed upon IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition. Therefore, in the event that any tax liabilities are imposed, as a result of an audit or otherwise, on IPC Information Systems, Inc. and/or its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition, we may be required to pay those taxes and are no longer able to seek indemnification from Global Crossing. As of the date of this filing, the aggregate amount of taxes for which we have received notices of taxes due from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million and, as of June 30, 2004, we have made settlement payments aggregating $1.9 million, including a $1.1 million payment made to one jurisdiction in May 2004. We estimate that the range of our exposure for additional tax liabilities is from $0.0 to $18.0 million, which has been reduced from $36.0 million as a result of our settlement negotiations. In computing our estimated range of potential tax liabilities, we took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although we believe that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by us of a significant amount of these potential tax liabilities could have a material adverse effect on our financial condition and results of operations, requiring us to seek additional financing. In that event, we cannot make assurances that we will be able to obtain additional financing on commercially reasonable terms, or at all.

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

     Comparison of YTD 2004 to YTD 2003

     Cash provided by operating activities from continuing operations was $23.8 million for YTD 2004 compared to $18.9 million for YTD 2003. The increase of $4.9 million is primarily comprised of (i) income from continuing operations of $3.4 million in YTD 2004 compared to a loss from continuing operations of $1.8 million in YTD 2003; (ii) additional net non-cash charges of $18.4 million in YTD 2004 as compared to $14.5 in YTD 2003 primarily due to higher depreciation and amortization charges; and (iii) changes in operating assets and liabilities providing net cash of $2.0 million in YTD 2004 compared to $6.2 million in YTD 2003. Cash flows provided by operating activities related to discontinued operations was $15.4 million for YTD 2004 as compared to a use of cash of $7.8 million for YTD 2003. This difference principally reflects the completion of a large project in progress at September 30, 2003 and collection of accounts receivable on such project in the YTD 2004 period as compared to the cash funding required as the same project was in progress during the YTD 2003 period.

     Cash used in investing activities from continuing operations was $28.4 million for YTD 2004 compared to cash provided by investing activities from continuing operations of $4.5 million for YTD 2003. Cash usage in YTD 2004 related primarily to the acquisitions of Gains Asia for $15.2 million and Purple Voice for $0.5 million, and the settlement of amounts owed relating to Gains US and UK of $6.8 million. The cash provided by investing activities for YTD 2003 related primarily to the cash acquired in the acquisition of Gains US and UK of $4.1 million combined with $4.2 million relating to the settlement with Global Crossing. Capital expenditures for YTD 2004 and YTD 2003 were $6.0 million and $3.8 million, respectively.

     Cash used in financing activities was $18.5 million for YTD 2004 compared to $19.0 million for YTD 2003. The primary use of cash in YTD 2004 was the payment of a special cash dividend of $18.0 million. The primary use of cash in YTD 2003 was the repayment of principal on our amended and restated senior secured credit facilities of $18.6 million.

     The effect of exchange rate changes on cash represents increases and decreases in various currencies when translated into US dollars. As an international company, we are subjected to currency fluctuation risk, which resulted in a decrease of $0.7 million in YTD 2004 compared to $0.9 million in YTD 2003. Currently our largest currency exposures are to the British Pound and the Canadian Dollar, although we have additional exposures, to a lesser extent, to the Euro, Australian Dollar, Japanese Yen, Hong Kong Dollar and Singapore Dollar.

Capital Resources and Expenditures

     We expect that our capital expenditures for fiscal year 2004 will be approximately $10.0 million; however, actual capital expenditures for the 2004 fiscal year may be greater. We are limited in our capital expenditures in any fiscal year by the capital expenditure covenant in our amended and restated senior secured credit facilities. This limits us to capital expenditures in any fiscal year to $12.0 million plus 50% of the unused amount from the immediately preceding fiscal year. For fiscal year 2004, the amount of capital expenditures permitted by this covenant is approximately $12.2 million. We have no off-balance sheet financing arrangements or other relationships with unconsolidated affiliates.

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

     On April 20, 2004, we completed an agreement to increase our availability under the revolving credit facility by $10.0 million, from $25 million to $35 million under the increase provisions mentioned in Note 7. As of June 30, 2004, the amount available under the revolving credit facility was $30.7 million as availability of $35.0 million was reduced by outstanding letters of credit of $4.3 million.

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

     Since the acquisition of IPC Information Systems, our cash generated from the operations of the business and borrowings under our revolving credit facility have been sufficient to meet substantially all of our cash needs. Based on our forecasts, we believe that this trend will continue and our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our current and long-term liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes, on commercially reasonable terms, or at all. In addition, to the extent we make further acquisitions, we may require additional funds to finance such acquisitions.

Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)

	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations:	Total	1 year	years	years	years
Deferred Compensation Agreements	$4,964	$788	$1,005	$899	$2,272
Network Carrier Commitments	9,825	7,125	2,700	—	—
Long-Term Debt	204,725	550	1,100	53,075	150,000
Operating Leases	34,049	6,365	11,428	9,100	7,156

Total Contractual Cash Obligations	$253,563	$14,828	$16,233	$63,074	$159,428

	Amount of Commitment Expiration per Period
	Total
	Amounts	Less than	1-3	4-5	Over 5
Other Commercial Commitments:	Committed	1 year	years	years	years
Line of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	4,250	4,250	—	—	—
Guaranties for Global Crossing Affiliates	2,973	1,687	1,286	—	—

Total Commercial Commitments	$7,223	$5,937	$1,286	$—	$—

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

Revenue Recognition

     Revenue from product sales and installation is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and the delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. In addition, contracts for annual recurring turret services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes, commonly known as MACs, to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from our Network Services division, which provides voice and data services to the financial community, is generally billed at the beginning of the month and recognized in the same month.

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

Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. We adopted SFAS 142 in December 2001 and, in accordance with SFAS 142, there is no amortization of goodwill and intangible assets that have indefinite useful lives. However, goodwill is tested for impairment annually using the two-step process specifically provided in SFAS 142. Other intangible assets are carried at cost. Technology is amortized over its estimated useful life of between 3 to 7 years, customer relationships are amortized over their estimated useful lives of 8 to 20 years, and proprietary software is amortized over its estimated useful life of 7 years. Trade name has been deemed to have an indefinite life and is not subject to amortization expense, but instead is subject to an annual fair value test in accordance with the provisions of SFAS 142. In determining that the trade name has an indefinite life, we considered the following factors: the ongoing active use of our trade name, which is directly associated with a leading position in turret solutions, the lack of any legal, regulatory or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on our trade name generated by our other ongoing business activities (including marketing and development of new technology and new products) and our commitment to products branded with our trade name over its 30 year history. Our acquired trade name has significant market recognition and we expect to derive benefits from the use of such asset beyond the foreseeable future.

     We most recently completed the required annual impairment and fair value tests as of July 1, 2003 (the first day of the fourth quarter of the 2003 fiscal year), and concluded that there was no impairment to our recorded goodwill or trade name. There have been no indicators of impairment during the nine months ended June 30, 2004 that would require us to perform an impairment test for this period. We believe the recorded values of goodwill and trade name in the amounts of $89.7 million and $16.3 million, respectively, at June 30, 2004 are fully recoverable.

Stock – Based Compensation

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

Business Combinations

     During the 2004 and 2003 fiscal years, the acquisition of Gains Asia, Gains US and UK and our investment and subsequent acquisition of Purple Voice required certain estimates and judgments related to the fair value of assets acquired and liabilities assumed. Certain of the liabilities are subjective in nature. These liabilities have been reflected in the purchase accounting based upon the most recent information available, and principally include Federal and state payroll taxes, state sales taxes, state income taxes, value added tax, or VAT, and income taxes in several foreign countries. The ultimate settlement of such liabilities may be for amounts which are different from the amounts presently recorded.

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

		Future Principal Payments
	Fair Value on
(Dollars in millions)	June 30, 2004	2004	2005	2006	2007	2008	Thereafter	Total
Long-Term Debt:
Fixed Rate
Senior Subordinated Notes, interest payable at 11.5%, maturing 2009	$162.0	$—	$—	$—	$—	$—	$150.0	$150.0

Variable Rate
Senior Secured Credit Facilities - Term Loan (interest payable at 4.6% at June 30, 2004)	$55.2	$0.3	$0.5	$0.5	$0.6	$52.8	$—	$54.7

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

Part II — Other Information:

Item 1. Legal Proceedings

     Except for the two lawsuits described below which involve the Company’s former I.T.S. division, the Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the normal course of business. Under the terms of the sale agreement, the Company remains liable for pre-closing liabilities relating to the I.T.S. division, including the two lawsuits described below. Management believes the proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(A)	EXHIBITS

10.18	Amendment to the Amended and Restated Labor Pooling Agreement, dated as of June 15, 2004, by and between Kleinknecht Electric Company, Inc. (NY) and IPC Information Systems, LLC.

10.19	Amendment to the Amended and Restated Labor Pooling Agreement, dated as of June 15, 2004, by and between Kleinknecht Electric Company, Inc. (NJ) and IPC Information Systems, LLC.

10.20	Employment agreement between IPC Information Systems, LLC and Timothy Whelan, dated as of July 15, 2004.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on June 23, 2004. The Form 8-K was for the purpose of announcing that on June 18, 2004, IPC Acquisition Corp., through its subsidiary IPC Information Systems, LLC, announced that it has entered into an agreement to sell assets related to its Information Transport Systems (“I.T.S.”) division to a group of private investors.

On May 10, 2004, the Company furnished a report regarding our second quarter 2004 earnings release.

On August 5, 2004, the Company furnished a report regarding our third quarter 2004 earnings release.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Acquisition Corp.

Dated: August 13, 2004	By:	/s/ TIMOTHY WHELAN

Timothy Whelan
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)