Form 10-K
period 2004-09-30
IPC ACQUISITION CORP
filed 2004-12-23
CIK 1166720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

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

As of November 30, 2004, 14,718,592 shares of common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits are incorporated by reference in Item 15 of this report.

IPC ACQUISITION CORP.
FORM 10-K
For the Fiscal Year Ended September 30, 2004
INDEX

PART I

Item 1. Business

Overview

     Unless otherwise indicated, all references to years refer to our fiscal year which ends on September 30.

     Our business is to provide mission-critical voice communications solutions to enterprises globally, primarily in the financial services industry. Since 1973, we have designed, manufactured, installed and serviced specialized telephony systems, also referred to as “turrets”, which are utilized on trading floors across the world. We are a leader within the financial trading community based on the number of turret “positions” and related equipment installed worldwide. We built additional lines of business upon that core offering, expanding our product and service portfolio to address other communications needs of the financial services industry. Additionally, we recently increased our efforts to address the needs of customers involved in command and control operations within select industries. We believe that command and control operations represent a large and growing market opportunity for us. The industries we target are public safety; government and military; power, energy, and utility companies, or PE&U; and transportation.

     The solutions we provide are composed of both products and services. Products include the design, manufacture, and installation of turret systems and associated hardware, voice recording equipment, intercoms and microphones. Within our product offerings we also provide software applications. Some of these software applications reside on equipment designed by us and others reside on the customers’ network infrastructure. Services include equipment maintenance, network voice and data services, management of relocations and day-to-day moves, as well as enhanced services like remote monitoring and proactively servicing elements of a customer’s communications infrastructure.

     Our business serves a broad range of the financial trading community. We have offices worldwide serving customers in 40 countries in all major trading centers globally as well as in developing markets. The financial trading community is composed of various types of firms, including investment banks, institutional investors, hedge funds, interdealer brokers and exchanges. Some of our major customers include Bank of America, Barclay’s Capital, Citigroup, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Lehman Brothers, Morgan Stanley, Tullet and Tokyo, and Wachovia. As illustrated by our average 16 year relationship with the above customers, we believe a strategy that focuses on long-term customer relationship allows us to better understand and meet our customers’ needs. Our belief is that our customers consider us a mission-critical provider of their information technology infrastructure. Our communications solutions are essential to their trading operations, highly specialized, and centrally located on a trader’s desktop. We are a leader both in terms of our overall market presence as well as our technology innovations, particularly in the area of Voice-over Internet Protocol, or VoIP, communications solutions. We intend to grow our business primarily by building upon our leadership position, capitalizing on industry demand trends, and expanding into new markets like the command and control operations of selected industries.

     We manage our business through two major operating segments called Financial Services and Command and Control. The Financial Services segment is our core business and represents our sales of products and services to the financial trading community. The Command and Control segment was formed in October 2004 to focus on a new and growing opportunity apart from our traditional customer base. In 2004, our Financial Services segment accounted for approximately 99% of our revenues and approximately 98% of our segment profit. Our Command and Control segment accounted for approximately 1% of our revenues and approximately 2% of our segment profit in 2004. For information regarding our business segment and domestic and international operations, please see Note 16 in the notes to our financial statements.

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements and amendments to those filings are filed with the Securities and Exchange Commission and are available free of charge on our website at www.ipc.com under the “Media” caption as soon as reasonably practicable after we electronically file these materials with or furnish it to the Securities and Exchange Commission. Our filings are also available to the public at the website maintained by the Securities and Exchange Commission at www.sec.gov.

History

     Our business was established in 1973 as Interconnect Planning Corporation. In 1983 our predecessor completed an initial public offering and was subsequently acquired in 1986 by Contel Corporation taking the name Contel IPC. Shortly thereafter, Contel IPC opened our current manufacturing facility in the United States and commenced operations in the United Kingdom. In 1990, Contel was acquired by GTE, and in October 1991, GTE sold the business to Richard and Peter Kleinknecht and others who renamed the business IPC Information Systems, Inc. or, “IPC”. In October 1994, IPC completed an initial public offering, and was again acquired in April 1998, this time by Citicorp Venture Capital Ltd. In December 1998, our predecessor expanded its franchise through the purchase of the assets of Reuters Voice Systems, a business unit of Reuters Group PLC. In June 1999, we acquired V-Band Corporation.

     In June 2000, Global Crossing Ltd. acquired IPC. In December 2001, Global Crossing and its affiliates sold IPC to a group of investors led by GS Capital Partners 2000, L.P. through a wholly owned corporation IPC Acquisition Corp. In March 2002, we purchased the customer base and related assets outside of Japan of the turret business of Hitachi, Ltd. In April 2003, we entered the network services business through the acquisition of Gains International (US) Inc., or Gains US, and Gains International (Europe)

Limited, or Gains UK. In August 2003, we invested in and gained voting control of Purple Voice, one of our software application products, and subsequently acquired 99% of this entity in September 2004. In January 2004, we purchased Gains International Asia Holdings Limited from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. Most recently, in November 2004, we acquired Orbacom Systems, Inc., or Orbacom, which provides specialized radio consoles and computer aided dispatch software for use in command and control operations.

Industry Background

     Financial Services

     Financial Services broadly refers to the various types of firms including those who participate in trading activities in stocks, bonds, commodities and similar instruments. These firms include financial institutions that represent the sell-side of the business, buy-side firms like investment management and insurance companies, interdealer brokers, commodity trading firms and exchanges. Players in the trading community utilize unique and highly specialized communications solutions called turret systems, other associated equipment, voice network services, voice recording and playback and dedicated private networks that allow multiple users to access a continuously open line for 24x7 conferencing, commonly referred to as hoot and holler networks. Hoot and holler networks are a dedicated private network that allows multiple users to access a continuously open line for 24x7 conferencing. Our customers have specific requirements including a host of functions that allow the users to operate in a community mode. Products that support those community requirements include intercoms, open microphones, and dynamic conferencing. Our customers also require exceptionally high levels of reliability, 24x7 support and immediate field response times. Additionally, we believe customers value highly the ability to provide a standardized global technology platform with a product evolution roadmap to address both their current and anticipated future needs. We believe our leadership position is based on our success in meeting those customer requirements, our global capabilities and service excellence as well as our ability to offer a vision and roadmap of a solution which meets current and future needs.

     The financial services industry experienced a market downturn in recent years, resulting in reductions in capital expenditures for trading floor communications equipment purchases. Our shipments of turret positions reached what we believe are cyclical lows with shipments of 13,882 positions in 2002, 10,275 in 2003, and 12,641 in 2004 compared to 17,007 positions shipped in 2001. In 2004, we observed in our customer base a renewed interest in investing in infrastructure for their trading business. Based on our sales momentum, bookings, backlog, and technology planning with customers, we expect a substantial increase in capital purchases of trading systems over the next several years. We believe there are a number of industry trends which are driving the return of stronger demand for our solutions, including:

•	Aging of Technology and Installed Systems: In recent years a substantial part of our installed equipment base has aged as customers deferred capital expenditures during the financial markets downturn. Approximately 50% of our installed equipment base is currently operating on technology that is over 10 years old. In addition, technology end-of-life considerations for certain voice recording products are resulting in upgrade demand for our trading floor equipment and services.

•	Demand for Disaster Recovery and Security Solutions: Business risk is one of the highest priority issues with both internal corporate mandates and regulatory pressure leading to accelerated investment in solutions which address these needs.

•	Focus on Compliance Solutions: Heightened awareness of financial liability risks have caused firms to focus on and invest in compliance solutions. On the trading floor, this focus on compliance is reflected in the need for solutions that address voice recording, retrieval, analysis and storage.

•	VoIP on the Trading Floor: We introduced VoIP to the trading floor in 2001. This technology is bringing new benefits to our customer base as enterprise-wide deployment allows for more advanced solutions like the ability for the trader to work from trading floor locations other than the trader’s desk. The availability of this new technology and its associated benefits may cause customers to reexamine their current trading floor solutions.

•	Robust Global Trading Markets: Many trends like the globalization of financial markets, development of new financial instruments and growth of hedge funds are influencing the demand for trading infrastructure worldwide.

     Command and Control

     Command and control operations generally share the need for instantaneous, real-time communications with expansive functionality and resilience. Our Command and Control segment addresses the needs of control rooms and operation centers, from which vital activities are planned and coordinated. We address the control rooms and operation centers in four primary sectors:

•	Public safety: Includes the dispatch of police, fire, and medical apparatus and personnel. This sector can be separated into municipal, county, and state police and other groups responsible for protecting individuals and property, like colleges and universities.

•	Government: Includes domestic and foreign governments and their various military and civilian departments and agencies which in the United States include the five branches of the military, the national guard and homeland security organizations.

•	Power, energy and utilities: Includes companies which manage and control the flow of electricity, water, gas and other natural resources.

•	Transportation: Includes organizations and companies involved in transportation management and control like airports and airlines, railways, and trucking.

     Despite the fact that we have not specifically targeted these industries in the past, we generated sales based on unsolicited customer demand for our products and services. We believe that we can utilize our current infrastructure and product lines to effectively meet the needs of this market space.

     There are a number of industry trends which are driving demand for increasingly-sophisticated communications solutions:

•	Heightened infrastructure and public security concerns: Recent global and national events like September 11 and the extensive blackout in the US during the summer of 2003, have re-prioritized the need to upgrade command and control systems and have resulted in significant increases in public and private sector spending to accomplish these upgrades.

•	Interoperability: The requirement to upgrade command and control solutions is driven not just at the single site level but across associated organizations due to the need for coordination among organizations, and therefore interoperable technology platforms that integrate various radio and telephony standards.

•	Standardization on VoIP platforms: The availability of IP solutions with real benefits of shared resources and resilient disaster recovery and business continuity planning solutions is increasing the need and desire for new command and control solutions based on IP technology.

Our Products and Services

     Our solutions are comprised of products and services. Products and services can be purchased individually to address specific needs of a single location or packaged together as part of an integrated and enterprise wide solution. The following is an example of the products and services that go into a typical installation:

•	Desktop turrets, either VoIP or time-division multiplexing, or TDM, telephony based systems that sit on the desktop in front of the user and are their primary device for voice telecommunications;

•	adjacent to and interconnected with the desktop turret, we also sell the applications module and the related software that enables live streaming video, dynamic and visual call management tools as well as other standard and custom-developed applications;

•	intercoms, speakers and microphones are sold as part of the desktop turret configuration;

•	the desktop turrets are linked to our backroom switching platform, which provides the advanced functionality to direct calls to internal and external destinations via both VoIP and TDM networks;

•	a voice recording platform, manufactured by a third party partner, integrated with our backroom switch which provides recording and retrieval capability of all calls on the turrets;

•	network services through multiple dedicated and secure circuits that connect our customers’ desktop turrets to other parties worldwide; and

•	contracts to monitor, maintain and support the infrastructure, network and other services, either remotely and/or via on-site resources.

Products:

Some of our products include:

•	Alliance Backroom Switching Platform. Our most advanced backroom switching platform is the Alliance. Introduced in 1997, the Alliance is a fully digital proprietary system, fault tolerant switch and is not vulnerable to isolated component failure. The Alliance switch supports both our VoIP and TDM desktop turrets.

•	Desktop Turrets. Our turrets, both the VoIP turret, named IQmx, and the TDM turret, named Slimline, provide advanced voice communication functionality in an easy to use and fully tested user interface. Our turrets simplify and expand a user’s ability to access and integrate information from all sources on one platform.

•	Applications Module. The applications module is a touch screen device that sits adjacent to and interconnected with our turret and is used as an input and display unit for either basic or custom applications developed and sold by us. Generally these applications enhance the effectiveness of the user and the call itself by offering visual call management and productivity tools. Examples include streaming video, a custom directory of trading partners as well as specific caller information such as prior trading history.

•	Alliance Integrated Recorder. An integral part of our complete solution is call recording. By incorporating the recording function into the Alliance system, we offer increased recording capacity, plus advanced features like user-initiated recording, call marking for quick retrieval, selective recording and user-controlled playback with quick access.

•	Enterprise Hoot & Intercom, or EHI. EHI provides non-turret users with seamless access to audio broadcasts, intercom calls, group calls and hoot and holler broadcasts regardless of the user’s location. EHI software operates on standard personal computers over existing corporate data networks and integrates with our turret systems via the Alliance switch.

Services:

     Our service offerings include network services focused on the physical telecommunications connection between counterparties and enhanced services that provide for a variety of client support, maintenance and other needs. The major network services include:

•	Manual or Automatic Ring Down Circuits. These voice circuits, also referred to as “private lines,” provide an instantaneous, dedicated connection between two counter parties.

•	Hoot and Holler Networks. These services provide a dedicated private network that allows multiple users to access a continuously open line which provides for 24x7 conferencing.

•	High-Speed Connectivity. We provide digital high-speed connections, including T1/E1’s and DS3’s, to connect customer locations to each other or to other associated parties.

     The high performance demands our customers and the complex nature of the technology we deliver to them provides us with the opportunity to offer enhanced services to our customers. Some of the enhanced services we provide include:

•	Turret System, Maintenance and Service. We provide contractual maintenance services as well as person-on-site to our customers on a 24x7x365 basis. We also provide ongoing support for moves, adds and changes, or MAC’s, which is critical in the dynamic business environment we serve.

•	Advanced Fault Management. Proactive remote monitoring of customers’ communications infrastructure including the turret system and network services and voice recording equipment which we provide or are provided by third parties.

•	Total Circuit Management. Consultation, audit administration and cost management of voice communications network infrastructure to assist our customers with implementation of best practices and achievement of operational efficiencies.

Orbacom Acquisition

     On November 30, 2004, we acquired Orbacom Systems, Inc. Orbacom is a leading manufacturer of radio consoles and computer-aided dispatch, or CAD, software. This acquisition enables us to expand our range of products and services available to address the mission-critical command and control operations in the public safety, government and military agencies, PE&U, and transportation industries.

Examples of some Orbacom products include:

•	Radio Switching Platforms. Systems serving small to large locations that facilitate radio communications between parties.

•	The Resource: Dispatch Operating Software. Software residing on the user’s personal computer that interfaces and works in conjunction with the radio switching platforms.

•	Genisis: Computer Aided Dispatch (CAD) Console. The business applications software designed specifically for the various users. Examples include Airport CAD, Casino CAD, Gen911 (enhanced 911 application) and Gen Data (a mobile applications designed for use within police cars).

Our Business Strategy

     We believe that we are well positioned to take advantage of the growth opportunities available in our target markets. The key elements of our business strategy are:

•	Grow our market share and profitability by capitalizing on our strong position within the financial services industry and the favorable trends in that industry. In the last 30 years, we have grown to be one of the leading providers of turret systems and associated services. Through our extensive interaction and long-term relationships with customers we have developed a thorough understanding of their trading floor communications requirements. This understanding and continued interaction helps us to anticipate our customers needs and tailor our offerings accordingly. We expect an increase in customer spending as the business environment continues to improve and customers look to replace aging systems and upgrade their technology. As an industry leader, we believe we are advantaged in bidding for many projects from the incumbent position. Additionally, we expect to win new projects and expand into new geographic and developing financial markets.

•	Continue to drive additional revenue growth within the financial services industry by expanding the suite of product and services we offer our customers. We have expanded from our core equipment base into the services business by leveraging our understanding of our customers’ business environment, our reputation for high quality products, our long-term customer relationships and our well positioned sales and service resources. Our success in offering network and enhanced services to our customers grew out of this approach. In this same manner we intend to expand our solution set to include VoIP-based business continuity and compliance solutions, software applications and additional enhanced services to our customer base that don’t currently use these products and services.

•	Expand the addressable market by capitalizing on new trends and technologies. There are numerous trends in the market that will increase the number of opportunities for our solutions. The growing importance to the financial community of disaster recovery, or DR, and business continuity plans, or BCP, has increased interest in our approach to these issues. The migration of communications technology towards internet protocol, or IP, has allowed us to implement increased flexibility into our solutions that specifically address DR and BCP concerns. Additionally customers are focused on compliance as a corporate imperative and our voice recording and storage solutions help address our customers’ needs and concerns.

•	Extend our technology and service assets into growth markets with comparable demand profiles. We intend to capitalize on our expertise with complex mission-critical voice communication systems by expanding the offering to command and control operations in public safety organizations, government and military agencies, PE&U companies and transportation companies. We believe that there has been positive receptivity in these industries to the type of solutions we provide. Additionally we intend to use our relationships with the trading side of our customers’ businesses to assist us in selling certain applications like our EHI product to the retail side of their businesses.

•	Continue to grow and complement our business through acquisitions. As we have done in the recent past through our acquisitions of Gains, Purple Voice and Orbacom, it is our intent to continue to look for opportunities to acquire other companies to complement our portfolio solutions, obtain incremental growth and take advantage of significant synergies. We believe we have a proven history of successfully integrating and executing on acquisitions. Additionally we believe that acquisitions will be a way for us to expand our presence into the command and control operations of non-financial service industries.

Customers

     Our Financial Services segment serves customers in the financial industry, specifically the trading community. Our Command and Control segment serves the command and control operations in public safety organizations, government and military agencies, PE&U and transportation companies. Historically, the majority of our consolidated revenues have been derived from sales to customers in the financial trading community. Our Financial Services customers include Bank of America, Barclay’s, Citigroup, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Lehman Brothers, Morgan Stanley, Tullet and Tokyo, and Wachovia. These customers accounted for approximately 40% of our total consolidated revenues in 2004. There were no customers in 2004 that accounted for more than 10% of our total consolidated revenues.

Sales and Marketing

     Our sales efforts are organized on a global basis to promote relationships with, and to provide enhanced services to customers that have significant global operations. The sales organization is managed through three regions and is composed of approximately 111 sales and sales management personnel. The key regions and associated direct offices are:

•	The Americas, with offices in Atlanta, Boston, Chicago, Cincinnati, Connecticut, Dallas, Houston, Los Angeles, New Jersey, New York, Philadelphia, San Francisco and Toronto;

•	Europe, the Middle East and Africa, or EMEA, with offices in London, Frankfurt, Paris and Milan; and

•	Asia Pacific, with offices in Hong Kong, Singapore, Sydney, Melbourne and Tokyo.

     Distributors are used in emerging markets, in territories where the installed base does not support a direct presence and where language and cultural differences require a local presence. Key areas covered by distributors include:

•	EMEA, with distributors in Austria, Bahrain, Czech Republic, Denmark, Finland, Hungary, Ireland, Israel, Kuwait, Netherlands, Norway, Portugal, Russia, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Arab Emirates;

•	Asia, with distributors in China, India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Taiwan and Thailand; and

•	Latin and South America, with distributors in Argentina, Brazil, the Caribbean, Chile, Mexico and Venezuela.

     We have a select number of worldwide accounts which we classify as strategic accounts. They are assigned a global account director to manage and coordinate account activity on a global basis. This approach allows the sales management team to coordinate account strategies globally in order to provide a seamless support infrastructure for these global institutions.

Competition

     In the markets in which we operate, there are few companies that offer an end-to-end mission critical communications solution. Our principal competitor is an affiliate of British Telecom. While we and British Telecom are the two largest providers of turret equipment and service worldwide, there are smaller competitors that have historically achieved considerable market shares in their respective domestic markets. These competitors include Etrali S.A., an affiliate of France Telecom, within France, Siemens A.G. within Germany and Hitachi within Japan. In the future, there may be additional competition from other entities that may develop either equipment, software based products, service offerings or a combination of these. We believe we are able to compete effectively due to the high quality of our products, our experience and reputation for providing outstanding service, our ability to provide a standardized technology platform on a global scale and our investment in research and development that focuses on new products and technologies.

     Within the voice network services business there are numerous small, regional and global competitors. Some of the more well known providers include Westcom, Global Crossing Financial Markets (formerly known as IXnet) and Sector. We have recently seen some consolidation in the market with the purchase of RVS (Reuters Voice Services) by Westcom. Some of the largest providers like AT&T and MCI have reduced or eliminated services into this niche area as they do not see it as core to their business operations. We believe our success in this area is due to our global capabilities, our commitment to timely delivery and service excellence as well as our ability to offer an end-to-end solution in conjunction with our products.

     Command and control operations within the industries we target are public safety organizations, government and military agencies, PE&U, and transportation companies is served by several large radio manufacturers like Motorola and M/A-Com (a Tyco company), and major systems integrators, like Lockheed Martin and Northrop Grumman, as well as by many numerous small, regional technology vendors and resellers that are focused on certain geographies. Generally, our larger competitors focus on communications projects in major population centers. The small distributors and systems integrators are effective at capturing local opportunities that cannot be cost effectively addressed by the more significant companies. We believe we are well positioned to offer a full end-to-end solution on a worldwide basis.

Research and Development

     Our research and development efforts are driven by our sales and product management teams. Interoperability and integration of trading positions is a strategic focus. We utilize our core competencies in voice communications systems, application services and rich media delivery to provide solutions that meet the evolving needs of our customers. We work closely with our customers to understand their future requirements and invest in research and development to ensure that our products address customer needs.

     The research and development budget is determined annually through the evaluation of each product category and its expected impact on revenue over the succeeding 24 months. We incurred research and development expenses of $15.0 million for 2004, $11.7 million for 2003, $11.6 million for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and $3.5 million for the period from October 1, 2001 to December 20, 2001. As of September 30, 2004, we employed approximately 76 people in the area of research, development and product engineering.

Backlog

     Our estimated consolidated order backlog increased by 91% to $70.8 million at September 30, 2004 from $37.0 million at September 30, 2003. Included in the backlog is one job for approximately $12 million which is being re-evaluated by the customer for changes to configuration and timing. This job may decrease in size and may not complete until fiscal year 2006.

Intellectual Property

     We rely on a combination of patents, trade secrets, trademarks, copyrights and other intellectual property rights, nondisclosure agreements and other protective measures to protect our proprietary rights. We currently have 15 United States patents, including design patents. We also rely on unpatented know-how and trade secrets and employ various methods, including confidentiality agreements with employees and consultants, to protect our trade secrets and know-how.

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

Employees

     As of September 30, 2004, we had 765 full-time employees worldwide, of which 723 were full-time non-union employees. On a geographic basis there are 503 employees in North America, 187 in EMEA, and 75 in Asia. Of these, 133 were engaged in marketing and sales, 76 in research and development, 112 in manufacturing and 444 in branch operations, finance and corporate administration. As a result of the Orbacom acquisition in November 2004, an additional 85 employees joined us all of which are non-union. Prior to the Orbacom acquisition, substantially all of our employees were associated with the Financial Services segment.

     As of September 30, 2004, we also had 42 union employees in the United States who are represented by collective bargaining units and approximately 100 additional workers who are retained under labor pooling agreements that IPC Information Systems entered into with Kleinknecht Electric Company, a New York corporation, or KEC-NY, and Kleinknecht Electric Company, a New Jersey corporation, or KEC-NJ, each a former affiliate of ours and companies owned by one of our minority stockholders. Under these agreements, KEC-NY and KEC-NJ are signatories to collective bargaining agreements with the union locals that represent these employees. In addition, pursuant to these agreements, KEC-NY and KEC-NJ are responsible for paying our employees, remitting payroll taxes and making any required contributions to any union benefit plans covering the employees. We reimburse KEC-NJ and KEC-NY for these expenses, pay them a total fee of $20,000 per month and have agreed to indemnify them for liabilities related to our employees. IPC Information Systems, LLC, has a standby letter of credit in place in favor of KEC-NY and KEC-NJ in an amount of $1.5 million for labor compensation and benefits related to these employees. As a result of recent amendments to those agreements, we are no longer obligated to indemnify the shareholders of KEC-NY and KEC-NJ for losses relating to the union pension plans in which our employees covered by these agreements participate.

     Management believes that current relations with labor are good.

RISK FACTORS

Because the majority of our customers are concentrated in the financial services industry, our revenues may decline during periods of economic downturn that impact these sectors.

     Historically, almost all of our revenues have been derived from sales to customers in the financial services industry. When this industry suffers economic downturns, it is likely that we will experience a decline in revenues which could have a material adverse effect on our financial condition and results of operations. In times of economic downturn, including the recent period of economic downturn, our customers may defer purchasing and installing our products. Reductions in the number of our customers’ employees could reduce the demand for new or replacement turret systems.

New or enhanced products or services that we may develop or offer may not achieve market acceptance and we may not be able to develop new or enhanced products or services in anticipation of or in response to ongoing technological changes or customer needs.

     We undertake significant research and development expense prior to marketing any new product or service. If new products or services that we introduce do not gain acceptance, not only will we lose sales as a result of not having developed a product or service that the market accepts, but we will have used our resources ineffectively. In addition, the failure to develop or offer new and innovative products or services that meet or anticipate ongoing technological changes, including rapid and significant changes in the telecommunications industry, and customer needs on a timely and cost-competitive basis could have a material adverse effect on our financial condition and results of operations.

Our revenues and operating results may fluctuate significantly from period to period.

     Our revenues and operating results could fluctuate significantly from period to period. Given the relatively large sales price of our trading systems and our recognition of revenue principally upon completion of installations, a limited number of system installations may account for a substantial portion of revenues in any particular period. As a result of these and other factors, we could experience significant fluctuations in revenues and operating results in future periods.

Our business could be adversely affected by competition.

     The markets in which we operate are comprised of a number of global and regional competitors, including global and national alliances. In addition, the continuing trend toward business combinations and strategic alliances in the telecommunications industry may create significant new competitors for us. Some of our current and potential competitors have greater financial, engineering, manufacturing and other resources than we do. Competing with these companies will require continued investment by us in engineering, research and development, marketing and customer service and support. There can be no assurance that we will successfully make these investments. In addition, we face competition from dominant local providers that have long-standing relationships with our target customers. Due to some competitors’ relationships with our target customers, it may be difficult for us to significantly increase our penetration in some markets.

Because our intellectual property is critical to our success, our revenue and earnings growth would suffer if we were unable to adequately protect our intellectual property.

     Because our products rely on proprietary technology and will likely continue to rely on technological advancements for market acceptance, we believe that the protection of our intellectual property rights is important to the success of our business. To protect these rights, we rely on a combination of patent, copyright, trademark and trade secret laws. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our software documentation and other proprietary information.

     Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products or technology. It is difficult for us to monitor unauthorized uses of our products. The steps we have taken may not prevent unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If we are unable to protect our intellectual property from infringement, other companies may be able to use our intellectual property to offer competitive products at lower prices. We may not be able to effectively compete against these companies.

We rely on unpatented proprietary know-how and trade secrets.

     We rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees and consultants, to protect our know-how and trade secrets. However, these methods may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets. Furthermore, no assurance can be given that claims or litigation asserting infringement of intellectual property rights will not be initiated in the future seeking damages or an injunction against the sale of our products or that we would prevail in any litigation. This litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

Our business could be adversely affected by labor disputes.

     In the United States, as of September 30, 2004, 42 of our employees were represented by collective bargaining units. Also, we have approximately 100 workers as of September 30, 2004 who are retained under labor pooling agreements that we entered into with KEC-NY and KEC-NJ, each a former affiliate of ours and companies owned by one of our current minority stockholders. Although we consider our relations with our employees and workers to be generally good, we cannot assure you that we will not experience work stoppages, strikes or slowdowns in the future. A prolonged work stoppage, strike or slowdown could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that, upon expiration of any of our existing collective bargaining agreements, new agreements will be reached without union action or that any new agreement will be on terms satisfactory to us. Moreover, we cannot assure you that our non-union facilities will not become subject to labor union organizing efforts. If any of our current non-union facilities were to unionize, we would incur increased risk of work stoppages and possibly higher labor costs.

Loss of key executive officers could weaken our business expertise and other business plans.

     Our success depends to a significant degree upon the continued contributions of our senior management team and technical, marketing and sales personnel. Our employees may voluntarily terminate their employment with us at any time. There is competition for qualified employees and personnel and there is a limited number of persons with relevant knowledge and experience. The loss of any of our key executive officers in the future could significantly impede our ability to successfully implement our business strategy, financial plans, expansion of services, marketing and other objectives. We believe that the growth and future success of our business will depend in large part on our continued ability to attract, motivate and retain highly-skilled qualified personnel.

We rely on single source suppliers for some key components of our products. Any disruption in our relationship with these sources could increase our product costs and reduce our ability to supply our products on a timely basis.

     We currently rely on single source suppliers of selected hardware, software and network connectivity components used by us to provide our products and services. We have from time to time experienced delays in the receipt of these components. Our remedies against suppliers who fail to deliver products on a timely basis are limited by contractual liability limitations contained in supply agreements and purchase orders and, more importantly, by practical considerations. A failure by a supplier to deliver quality products or network connectivity on a timely basis, or the inability to develop alternative sources if and as required, could result in delays or cause us to incur unanticipated expenses, which could materially adversely affect our business and results of operations.

     In addition, we purchase selected custom product components for our manufacturing operation primarily from single source suppliers. The disruption of the current flow of supplies could impair our ability to manufacture products or cause us to incur costs, including payment of engineering expenses to prospective vendors, associated with the development of alternative sources. A disruption also could result in delays in product shipments or cause us to incur unanticipated expenses, which could have a material adverse effect on our financial condition and results of operations.

Our plans to significantly expand our range of command and control communications products and services may not be successful.

     We may not be able to deploy our new Command and Control segment as planned. If we are unsuccessful in executing our strategy, our revenue and operating results may be adversely affected. There are a number of factors that could impact our ability to execute this strategy successfully, including:

•	competition from other manufacturers with longer operating histories and customer relationships; greater financial, technical and marketing resources; larger customer bases; and greater brand or name recognition;

•	our ability to successfully procure government contracts, including necessary government certifications; a reduction in the overall level of government spending; changes in government spending priorities; and changes in the timing of government approvals for appropriated funds;

•	our ability to successfully integrate the operations, products and customers of business we may acquire, including Orbacom Systems, Inc., into our business;

•	the extent to which our product and service offerings will achieve market acceptance;

•	our lack of an operating history in particular segments of this business on which to evaluate this business and its prospects;

•	our ability to achieve favorable operating results or profitability and to generate revenues sufficient to cover our capital and operating costs;

•	diversion of management attention from running other segments of our business; and

•	the risks, uncertainties, expenses, delays and difficulties associated with starting a new business.

     Moreover, even if we do successfully address these challenges, our operating results may still be adversely affected if the market opportunity for command and control communications products and services does not develop in the ways we anticipate.

Our business strategy includes acquiring other businesses, but we may not be able to identify and properly integrate acquisitions of other companies.

     As a part of our business strategy, we intend to acquire other businesses. We expect to face competition from acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. Also, we may not be able to identify, acquire or manage additional businesses profitably or to successfully integrate any acquired business with our existing business. Businesses that we acquire may have liabilities that we underestimate or do not discover during our pre-acquisition investigations. Certain liabilities, even if we do not expressly assume them, may be imposed on us as successor to the business. Further, each acquisition involves special risks that could cause the acquired business to fail to meet our expectations. In addition, we cannot predict the timing, size or success of any future acquisitions or the associated capital requirements and we may not be able to obtain acceptable acquisition financing when required. If we are unable to fund our acquisition plans, our growth could be limited.

In the event of a catastrophic loss of our manufacturing facility, our business would be adversely affected.

     Our sole manufacturing facility is in Westbrook, Connecticut. While we maintain insurance covering the facility, including business interruption insurance, a catastrophic loss of all or a portion of the facility could have a material adverse effect on us.

Our substantial indebtedness could affect our ability to meet our obligations under our notes and may otherwise restrict our activities.

     We have substantial indebtedness with significant debt service requirements. As of September 30, 2004, we had total indebtedness of approximately $199.5 million outstanding and $30.7 million available for future borrowings and letters of credit after taking into account $4.3 million of outstanding letters of credit under the revolving credit facility of our amended and restated senior secured credit facilities.

     Our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations under the notes;

•	require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures and other corporate requirements;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to respond to business opportunities;

•	limit our ability to borrow additional funds, which may be necessary; and

•	subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.

     We may be able to incur substantial additional indebtedness in the future. The terms of this indenture under which our 11.5% senior subordinated notes were issued permits us to incur additional indebtedness if specified leverage ratios are not met or under specified circumstances. Our amended and restated senior secured credit facilities also permit additional borrowings and issuance of letters of credit of up to $35.0 million under a revolving credit facility, of which $30.7 million was available as of September 30, 2004, after taking into account $4.3 million of outstanding letters of credit. In addition, under our amended and restated senior secured credit facilities, we can increase the committed amount under those facilities by up to an additional $15.0 million so long as one or more lenders agrees to provide this incremental loan amount and other customary conditions are satisfied. If new debt is added to our current debt levels, the related risks that we now face could intensify.

The agreements governing our debt impose restrictions on our business.

     The indenture governing our 11.5% senior subordinated notes and the agreements governing our amended and restated senior secured credit facilities contain a number of covenants imposing significant restrictions on our business. These restrictions include covenants that restrict our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. In addition, these restrictions include covenants that limit our ability and the ability of our restricted subsidiaries to:

•	incur indebtedness or issue preferred shares;

•	pay dividends or make distributions in respect of our capital stock or to make certain other restricted payments;

•	create liens;

•	agree to payment restrictions affecting our restricted subsidiaries;

•	consolidate, merge, sell or lease all or substantially all of our assets;

•	enter into transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

     Our amended and restated senior secured credit facilities also require us to satisfy a number of financial ratio tests.

     Our ability to comply with the agreements governing our indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants or restrictions could result in a default under the indenture governing the 11.5% senior subordinated notes or our amended and restated senior secured credit facilities. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be immediately due and payable. If we were unable to repay debt to our lenders, these lenders could proceed against the collateral securing that debt, if any. In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on the 11.5% senior subordinated notes and repay the principal amount of the 11.5% senior subordinated notes.

We are controlled by a group of stockholders, and there may be conflicts of interest between our stockholders and the holders of the notes that impair our ability to achieve our business plan.

     Private equity funds affiliated with Goldman, Sachs & Co., including GSCP 2000, own substantially all of our common stock. Goldman, Sachs & Co. may be deemed to be able to exercise control over some of our activities. These stockholders have other business activities in addition to their ownership position in us. It is possible that these stockholders may exercise their control in ways that serve their individual interests but do not serve the best interests of the other holders of our securities, including holders of our notes.

Changes in federal, state or international telecommunications regulations or delays in completing agreements with incumbent local exchange carriers could adversely affect a portion of our Services business.

     We provide certain telecommunications network services that are subject to extensive federal, state and international regulations. The interpretation and enforcement of laws and regulations by the regulatory authorities that administer them vary and could limit our ability to provide telecommunications network services. In addition, the Federal Communications Commission and relevant state public utility commissions exercise extensive authority to regulate ownership of transmission facilities, provision or connection of services, and the terms and conditions under which our telecommunications network services are provided. Delays in receiving required regulatory approvals, or the enactment of new and adverse regulations or regulatory requirements, as well as any future legislative, judicial and regulatory agency actions, may have a material adverse effect on our ability to perform our obligations under the contracts to which we are a party. We also rely on incumbent local exchange carriers to provide telecommunications network services. Delays in completing agreements with the incumbent local exchange carriers may have a material adverse effect on our ability to perform our obligations under the network service contracts to which we are a party.

Item 2. Properties

     We have two product development facilities that are located in Fairfield, Connecticut and Westbrook, Connecticut. Additionally, we lease our executive offices in New York City and our branch offices and sales offices in the United States, United Kingdom, Australia, Canada, France, Germany, Hong Kong, Italy, Japan, and Singapore. The 32,000 square foot Fairfield facility is leased and houses the engineering organization. The 85,000 square foot Westbrook facility owned by us is used for production, with 30,000 square feet designated for assembly and testing, 30,000 square feet designated for warehousing and 25,000 square feet designated for administrative purposes. The production facility is scaleable and has sufficient capacity to meet our anticipated needs. We also lease facilities in New York City and London which occupy our network operations centers, where the management of our network is performed.

     Our leased facilities in London include six floors at 67-73 Worship Street, London, England. In connection with the purchase agreement relating to our acquisition of IPC Information Systems, Global Crossing subleased from us five of the six floors at this location for its telecommunications and networking equipment and personnel. In August 2004, we renegotiated the Worship Street facility lease with the landlord. Simultaneously, we entered into an agreement with Global Crossing that released them of their sublease obligations. As consideration for permitting early termination of its sublease, Global Crossing consented to a distribution to us of approximately $1.5 million from an escrow account established pursuant to a prior settlement agreement. We anticipate consolidating our activities in London into our Worship street facility.

     As a result of the Orbacom acquisition, we lease space in Cinnaminson, New Jersey which contains offices and a manufacturing facility.

Item 3. Legal Proceedings

     Except for the four lawsuits described below, of which two that involves our former I.T.S. segment, we are not a party to any pending legal proceedings other than claims and lawsuits arising in the normal course of business. Under the terms of the sale agreement, we remain liable for all pre-closing liabilities relating to the I.T.S. segment, including the two lawsuits described below. Management believes the proceedings will not have a material adverse effect on our consolidated financial condition or results of operations.

     On June 27, 2000, an action was brought against several defendants, including our subsidiary, IPC Communications, Inc., in the United States District Court for the Southern District of New York by two telecommunications cabling contractors alleging that IPC Communications, Inc. violated federal antitrust and New York state law by conspiring with the International Brotherhood of Electrical Workers Local Union Number 3, AFL-CIO, and five electrical contractors to exclude plaintiffs from telecommunications wiring and systems installation jobs in the New York City metropolitan area. Subsequently, the complaint was amended to add an additional plaintiff and an additional defendant contractor. We believe the suit is without merit. However, there can be no assurance that the resolution of this lawsuit will ultimately be favorable. Plaintiffs are seeking injunctive relief and damages from the defendants, jointly and severally, in excess of an aggregate of $75.0 million.

     On September 8, 2003, an action was brought against several defendants, including our subsidiary, IPC Information Systems, Inc. and its President, in the United States District Court for the Eastern District of New York by Advance Relocation & Storage Co., Inc., a moving company. The complaint alleges that IPC Information Systems, Inc. and 23 other defendants violated the Racketeer Influenced and Corrupt Organizations Act and engaged in tortious interference with prospective business advantage by preventing the plaintiff from obtaining work as a mover in jobs performed in large commercial buildings in New York City. We believe the suit is without merit and intends to vigorously defend against all claims alleged against it in the complaint. Plaintiffs are seeking injunctive relief and damages from the defendants, jointly and severally, in an aggregate amount of approximately $7.0 million.

     On December 15, 2004, IPC Information Systems, LLC commenced two lawsuits arising out of the unauthorized copying of our proprietary software. The first action was filed in the Southern District of New York against The Odyssey Group, Inc. doing business as The O&R Group, Inc. The complaint alleges that the Odyssey Group infringed our copyrights by soliciting and obtaining an unauthorized copy of our proprietary software from Advanced Business Communications Ltd. a Canadian company which we refer to as ABC. Our complaint seeks recovery of the software, injunctive relief and unspecified damages from the defendants. The second action was filed in the Alberta Court of Queen’s Bench against ABC and its two principals. The statement of claim against ABC alleges misappropriation of our software, breach of contract, breach of fiduciary and common law duties and conversion and seeks injunctive relief and monetary damages.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     There is no public trading market for our common stock. As of September 30, 2004, there were 26 shareholders of record of our common stock. In December 2003, we made a special cash dividend payment of $1.22 per share, or approximately $18.0 million.

Item 6. Selected Financial Data (dollars in millions)

				Predecessors (2)
			Period	Period		Period	Period
			from	from		from	from
	Fiscal Year Ended		November	October 1,	Fiscal Year	June 15,	October 1,
	September 30,		15, 2001 to	2001 to	Ended	2000 to	1999 to
			September	December	September	September	June
	2004	2003	30, 2002	20, 2001	30, 2001	30, 2000	14, 2000
Statement of Operations Data (1):
Total revenue	$263.3	$212.0	$194.2	$46.2	$221.0	$84.2	$137.6
Cost of goods sold (depreciation shown separately) (3)	125.5	99.6	125.6	22.1	114.6	62.4	70.1
Depreciation and amortization (4)	3.8	1.9	0.8	0.2	0.8	0.2	0.5

Gross profit	134.0	110.5	67.8	23.9	105.6	21.6	67.0
Research and development	15.0	11.7	11.6	3.5	15.5	4.0	8.9
Selling, general and administrative	59.0	45.2	31.7	16.4	29.8	10.3	26.7
Depreciation and amortization	5.6	4.7	2.9	1.2	5.9	1.5	3.0
Amortization of intangibles	15.8	14.5	11.1	9.3	41.6	12.2	3.3

Income (loss) from operations	38.6	34.4	10.5	(6.5)	12.8	(6.4)	25.1
Interest expense, net	(22.5)	(25.2)	(21.5)	(6.0)	(27.9)	(5.7)	(16.1)
Other income (expense), net (5)	3.9	2.1	(0.4)	0.1	2.0	(17.8)	—

Income (loss) from continuing operations before income taxes	20.0	11.3	(11.4)	(12.4)	(13.1)	(29.9)	9.0
Income tax expense (benefit)	9.5	7.6	(2.3)	(0.8)	2.4	(9.9)	3.5

Income (loss) from continuing operations	10.5	3.7	(9.1)	(11.6)	(15.5)	(20.0)	5.5
Discontinued operations
Income (loss) from operations of I.T.S. segment (including loss on disposal of $4,110 in 2004)	(6.2)	0.6	(0.1)	1.0	4.7	0.1	1.4
Income tax expense (benefit)	(2.7)	0.3	—	0.4	2.0	—	0.6

Income (loss) on discontinued operations	(3.5)	0.3	(0.1)	0.6	2.7	0.1	0.8

Net income (loss)	$7.0	$4.0	$(9.2)	$(11.0)	$(12.8)	$(19.9)	$6.3

Statement of Cash Flow Data:
Cash provided by operating activities from continuing operations	$35.5	$35.0	$25.4	$12.2	$33.3	$18.9	$51.1
Cash used in investing activities from continuing operations	(26.2)	(0.4)	(352.2)	(1.9)	(9.4)	(1.1)	(2.8)
Cash provided by (used in) financing activities	(29.3)	(17.8)	343.5	(15.2)	(23.4)	(16.3)	(47.0)
Other Data:
EBITDA (6)	$61.7	$58.3	$25.1	$5.4	$68.1	$7.7	$33.6
Ratio of earnings to fixed charges (7)	1.8x	1.4x	—	—	—	—	1.5x
Deficiency of earnings to cover fixed charges (7)	—	—	(11.4)	(12.4)	(13.1)	(29.9)	—

				Predecessors (2)
	September 30,
	2004	2003	2002	2001	2000
Balance Sheet Data (at period end):
Cash	$27.3	$25.8	$25.3	$4.5	$3.2
Net working capital	43.9	53.5	43.5	(52.2)	(6.3)
Total assets	455.3	459.5	430.2	489.1	531.4
Long-term debt	197.3	204.5	214.6	—	—
Total debt	199.5	205.0	221.1	—	—
Stockholders’ equity	133.2	147.2	137.0	244.0	318.6

(1)	In April 2003, we acquired Gains International US and Gains International UK. In August 2003, we acquired Purple Voice and in January 2004, we acquired Gains International Asia. These acquisitions may affect the comparability of periods. For more information about these acquisitions, see Note 3 to the financial statements in Item 8.

(2)	Predecessors refers to the company as it operated (a) on a stand-alone basis through June 14, 2000 as IPC Information Systems, Inc. and (b) through December 20, 2001 following the acquisition of IPC Information Systems, Inc. by Global Crossing. Accordingly, the financial statements from June 15, 2000 through December 20, 2001 reflect the changes and adjustments for purchase accounting as well as changes as a result of ownership under Global Crossing. Accordingly, the financial statement periods are presented in the following manner:

(a) 2000 — for the period from October 1, 1999 to June 14, 2000, IPC Information Systems, Inc. operated as an independent company. On June 15, 2000, IPC Information Systems, Inc. was acquired by Global Crossing. The period from June 15, 2000 to September 30, 2000 is shown as a separate column as a result of the change in ownership.

(b) 2001 — for the period from October 1, 2000 through September 30, 2001, IPC Information Systems, Inc. operated under Global Crossing’s ownership.

(c) 2002 — for the period from October 1, 2001 to December 20, 2001, IPC Information Systems, Inc. operated under Global Crossing’s ownership. IPC Acquisition Corp. was formed and initially capitalized on November 15, 2001 and had no assets or operations until it acquired IPC Information Systems on December 20, 2001. The period from October 1, 2001 through December 20, 2001 and the period from November 15, 2001 (date of initial capitalization) through September 30, 2002 are shown as separate columns as a result of the change in ownership.

(d) For 2003 and 2004, we operated as an independent company.

(3)	For the period from June 15, 2000 through September 30, 2000, cost of goods sold reflects fair value inventory adjustments of $22.3 million associated with the purchase accounting treatment of the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000. 2001 cost of goods sold reflects fair value inventory adjustments of $9.7 million associated with the purchase accounting treatment of the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000. We had no operations prior to our acquisition of IPC Information Systems from Global Crossing on December 20, 2001. For the period from November 15, 2001 (date of initial capitalization) through September 30, 2002, costs of goods sold reflects fair value inventory adjustments of $33.0 million associated with the purchase accounting treatment of the acquisition of IPC Information Systems in December 2001.

(4)	The depreciation and amortization expense in our cost of goods sold refers to depreciation and amortization expense on property, plant and equipment at our manufacturing facility in Westbrook, Connecticut.

(5)	In accordance with Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections”, effective for years beginning after May 15, 2002, any gain or loss on extinguishment of debt that was classified as an extraordinary loss in prior periods shall be reclassified. Accordingly, the $10.6 million extraordinary loss on retirement of debt in the period June 15, 2000 to September 30, 2000 has been reclassified to “Other income (expense), net” (approximately $17.8 million expense) and “Provision (benefit) for income taxes” (tax benefit of approximately $7.3 million).

(6)	EBITDA represents earnings before interest, taxes, depreciation and amortization. We believe that EBITDA helps investors more meaningfully evaluate and compare the results of our operations from period to period. We believe that our investors, as debt investors and not equity investors, are primarily focused on EBITDA rather than net income, as it is a useful indicator of operating performance and cash generated from operations exclusive of working capital changes.

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

However, EBITDA is not a measurement prepared in accordance with generally accepted accounting principles. In addition, other companies in our industry may calculate EBITDA differently than we do. Significant factors not captured by EBITDA include trends in our period over period revenue, profitability measured by gross margin and effective tax rate. The following table sets forth a reconciliation of EBITDA to net income for the periods indicated (in millions):

				Predecessors (1)
			Period	Period		Period	Period
			from	from		from	from
	Fiscal Year Ended		November	October 1,	Fiscal Year	June 15,	October 1,
	September 30,		15, 2001 to	2001 to	Ended	2000 to	1999 to
			September	December	September	September	June 14,
	2004	2003	30, 2002	20, 2001	30, 2001	30, 2000	2000
Statement of Operations Data:
Net income (loss)	$7.0	$4.0	$(9.2)	$(11.0)	$(12.8)	$(19.9)	$6.3
Depreciation and amortization	25.4	21.3	15.1	10.7	48.6	14.0	7.1
Interest expense, net	22.5	25.1	21.5	6.0	27.9	5.7	16.1
Loss on retirement of debt	—	—	—	—	—	17.8	—
Income tax expense (benefit)	6.8	7.9	(2.3)	(0.3)	4.4	(9.9)	4.1

EBITDA	$61.7	$58.3	$25.1	$5.4	$68.1	$7.7	$33.6

(7)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, “earnings” include net income (loss) before taxes and fixed charges (adjusted for interest capitalized during the period). “Fixed charges” include interest, whether expensed or capitalized, amortization of deferred financing fees and the portion of rental expense that is representative of the interest factor in these rentals. For the period from June 15, 2000 to September 30, 2000, earnings were insufficient to cover fixed charges by $29.9 million because of the inclusion of the inventory fair value step-up in cost of sales of $22.3 million and the amortization of the goodwill of $6.2 million from the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000. For the year ended September 30, 2001, earnings were insufficient to cover fixed charges by $12.4 million because of the inclusion of the inventory fair value step-up in cost of sales of $9.7 million and the amortization of goodwill of $21.1 million from the acquisition of IPC Information Systems, Inc. by Global Crossing in June 2000. For the period from October 1, 2001 to December 20, 2001, earnings were insufficient to cover fixed charges by $12.4 million because of the year end intercompany charge of $6.9 million, the inclusion of $2.5 million of other bonus amounts and goodwill amortization of $4.7 million resulting from the ownership of IPC Information Systems by Global Crossing. For the period from November 15, 2001 (date of initial capitalization) to September 30, 2002, earnings were insufficient to cover fixed charges by $11.4 million because of the inclusion of the fair value step-up of inventory in cost of sales of $33.0 million resulting from the acquisition of IPC Information Systems in December 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion of our financial condition and results of operations with our consolidated financial statements and related notes included elsewhere in this filing.

     Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “thinks”, and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other risk factors, including but not limited to:

•	risks associated with substantial indebtedness, leverage and debt service;

•	performance of our business and future operating results;

•	risks of competition in our existing and future markets;

•	loss or retirement of any key executives;

•	general business and economic conditions;

•	market acceptance issues, including the failure of products or services to generate anticipated sales levels; and

•	risks described “Risk Factors” beginning on page 7 of this document.

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

Business Overview

     Our business is to provide mission-critical voice communications solutions to enterprises globally, primarily in the financial services industry. Since 1973, we designed, manufactured, installed and serviced specialized telephony systems, also referred to as “turrets”, which are utilized on trading floors across the world. We are a leader within the financial trading community based on the number of turret “positions” and related equipment installed worldwide. We built additional lines of business from that core offering, expanding our product and service portfolio to address other communications needs of the financial services industry. Additionally, we recently increased our efforts to address the needs of customers involved in the command and control operations of the following industries: public safety organizations, government and military agencies, PE&U companies, and transportation companies.

     We manage our business through two major operating segments called Financial Services and Command and Control. In October 2004 we formed the Command and Control segment in connection with a substantial increase in our efforts to address what we identified as growth opportunities in that market. We plan to expand the offerings and operations of our Command and Control segment both through internal investments in our product offerings and professional staff, as well as through acquisitions that we believe will supplement our portfolio of offerings and our distribution channels. In November 2004, we completed our first such acquisition in the Command and Control segment with the acquisition of Orbacom Systems, Inc.

     Revenue from product sales and installations is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Revenue from MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from network services is generally billed in the beginning of the month and recognized in the same month.

     Large installation projects are not numerous; however, their occurrence causes fluctuations when comparing periods, as revenue is not recognized until completion of the installation or achievement of contract milestones. We believe the demand for new turret systems is primarily event driven, the result of physical facility moves of trading positions, the addition of new trading positions due to customer growth and the need to upgrade older technology. Large facility moves and mergers can also result in large installation projects, which cause uneven revenue streams period over period.

Operating Focus since December 2001

     In December 2001, Global Crossing and its affiliates sold IPC Information Systems to a group of investors led by GS Capital Partners 2000, L.P. Since that time, we operated as an independent company and focused our efforts on five key initiatives to improve our operating performance. These initiatives included:

•	Upgrade our portfolio of businesses and quality of financial results. We made changes to our portfolio of business in order to focus on businesses we believe have the most attractive operating margins and growth profiles, to add complementary products or distribution channels, and to increase the percentage of recurring services revenues relative to the more cyclical equipment sales revenues. In March 2002, in order to expand our geographic presence in the Asia Pacific region, we purchased the customer base and related assets outside of Japan of the turret business of Hitachi, Ltd. In April 2003, in order to supplement our equipment business with complementary offerings of specialized network services, we purchased Gains International (US) Inc, and Gains International (Europe) Limited. In August 2003, in order to expand our product offering to include a software-based VoIP hoot and intercom product, we invested in and gained control of Purple Voice, and subsequently completed the acquisition in September 2004. In January 2004, we purchased Gains International Asia Holdings to extend our network services presence in the Asia Pacific region. In July 2004, we divested the operations and assets of our I.T.S. segment in order to exit a construction-related cabling business we viewed as highly cyclical and moderately profitable. In November 2004, to expand the product offerings and distribution channels of our newly formed Command and Control segment, we acquired Orbacom Systems Inc. Since 2001 our recurring services revenues have increased from $85.7 million in 2002 to $148.7 million in 2004, representing 36% of total revenues in 2002, and 56% of total revenues in 2004. We believe our recurring services businesses are less subject to industry capital spending cycles than our equipment sales businesses.

•	Increase our geographic reach and penetration in selected countries. Since 2001 we opened direct offices in Japan, Germany, Italy, and France. We also acquired operations and offices in the Asia Pacific and EMEA regions through our acquisitions of Hitachi’s turret business and the three Gains International entities. Our penetration in the EMEA and Asia Pacific regions has increased as a result of these activities, as measured by number of turrets installed and circuits of network services.

•	Expand our portfolio of product and service offerings. Since 2001 we expanded our offerings through investment in internal research and development as well as through acquisitions of products, services and technologies. Through the acquisitions of the three Gains International entities, we acquired a base of customers, a global network, operations centers, personnel and expertise to enable us to offer specialized network services to the same client base served by our communications equipment business. Since that acquisition we increased the revenues and operating profits of the acquired entities by adding those services to the portfolio of offerings sold by our account representatives. We also added other related services, including offerings to audit and groom our customers’ networks, and continuity services designed to monitor both equipment and network resources and proactively address potential disruptions to service. Leveraging the potential of VoIP technology, we internally developed technologies that enhance the capabilities of our equipment offerings with new solutions for business continuity, compliance, user productivity, converged voice, video and data, and system administration on an enterprise level. Additionally, through the acquisition of Purple Voice, we added to our portfolio a set of software-based, VoIP offerings that extend core trading room functionality to off-floor individuals and offices, including retail brokerage. With the acquisition of Orbacom, and through internal development efforts, we added proprietary radio integration, computer aided dispatch, and console offerings, as well as integrated third-party offerings for records management and other functions required in command and control applications.

•	Establish technical leadership and market penetration of our VoIP platform. In 2001, we introduced the first VoIP trading floor communications systems to the market. We succeeded in building market adoption of our technologies and have added to the platforms capabilities through continuous research and development efforts. As of September 30, 2004, we had shipped approximately 20,000 positions of our VoIP platform, and have gradually increased the percentage of positions shipped that are VoIP to 70% of shipments in the fourth quarter of 2004. In 2005 we expect more than 75% of our positions shipped will be VoIP solutions.

•	Extend our offerings into new markets with similar demand characteristics. We believe that the market for command and control communications solutions shares many common demand characteristics with those of the financial services industry. Our experience has shown us that they share similar communications needs, including intercom, broadcast intercom, private lines, integration of various communications sources and media in common consoles. We also observed that the mission-critical nature of communications in each setting drive other business similarities, resulting in what we concluded are favorable industry dynamics that are well suited to our product offerings, expertise, and corporate resources.

Current market environment

     The financial services industry experienced a market downturn in recent years, resulting in substantial reductions in capital expenditures for trading floor communications equipment purchases. Our shipments of turret positions reached what we believe are cyclical lows with shipments of 13,882 positions in 2002, 10,275 in 2003, and 12,641 in 2004 compared to 17,007 positions shipped in 2001. Based on our experience and historical data, we believe that the normalized level of turret shipments, adjusted to exclude the effects of the cycle, would have been approximately 15,000 positions per year during an average replacement cycle of our installed base of turrets. We believe that as a result of the recent lag in purchasing our installed base of equipment has aged beyond cyclical norms and that this lag is one of several factors that we expect will impact the volume of equipment purchased in the next several years. We believe our 2004 bookings and the year-over-year increase in our backlog of equipment orders is consistent with our expectation. Our bookings for the first two quarters of 2004 was $40 million, compared to $110 million for the second two quarters of 2004. Our backlog at September 30, 2004 was $70.8 million, a 91% increase over our backlog of $37.0 million at September 30, 2003. Included in the backlog is one job for approximately $12 million which is being re-evaluated by the customer for changes to configuration and timing. This job may decrease in size and may not complete until fiscal year 2006.

Recent Events

     On November 30, 2004, IPC Information Systems Holdings, Inc, a subsidiary of ours, acquired Orbacom Systems, Inc. for $18 million in cash, including up to $7 million in earnout commitments. Orbacom provides specialized radio consoles and computer aided dispatch software for use in command and control communications and serves the mission-critical communications needs of government agencies and corporations responsible for public safety dispatch, management of natural gas and energy infrastructures, air, freight and rail transportation, government command applications including homeland security, and critical industrial communications. We will consolidate our existing command and control operations with those of Orbacom.

     In conjunction with the closing of this acquisition, we also amended our senior secured credit facility. Under this amendment, we obtained consent for the Orbacom acquisition and reset our ability to make acquisitions for up to $25 million, without taking into account the Orbacom acquisition.

Summary of Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we periodically evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition

     Revenue from product sales and installations is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. The cost of providing a one year warranty are estimated and accrued at the time the equipment is sold. In addition, contracts for annual recurring services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from network services is generally billed in the beginning of the month and recognized in the same month.

     Revenue from software licenses is recognized in accordance with SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Software revenue is recognized when a customer enters into a non-cancelable contract or license agreement, the software product has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the contract or license fees are fixed or determinable and collection is considered probable. Amounts received in advance of meeting these criteria are deferred. Revenue from support and maintenance contracts is recognized ratably over the contract period.

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

     We adopted SFAS No. 142 effective upon the acquisition of IPC Information Systems and, in accordance with SFAS No. 142, there is no amortization of goodwill and intangible assets that have indefinite useful lives for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and 2003 and 2004. However, such assets are tested for impairment annually using the two-step process specifically provided in SFAS No. 142. Other intangible assets are carried at cost. Technology assets are amortized over estimated useful lives of between 3 to 7 years, customer relationships are amortized over estimated useful lives of 8 to 20 years, and proprietary software is amortized over its estimated useful life of 7 years. Trade name has been deemed to have an indefinite life and will not be subject to amortization, but instead will be subject to annual impairment tests in accordance with the provisions of SFAS No. 142. In determining that the trade name has an indefinite life, we considered the following factors: the ongoing active use of our trade name, which is directly associated with our market leading position in the turret business, the lack of any legal, regulatory or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on our trade name generated by our other ongoing business activities (including marketing and development of new technology and new products) and our commitment to products branded with our trade name over our 30 year history.

     We completed the required annual fair value test as of July 1, 2004 (the first day of the fourth quarter of 2004), and concluded that there was no impairment to our recorded goodwill or trade name. We believe the recorded values of goodwill of $82.6 million and trade name of $16.3 million at September 30, 2004 are fully recoverable. In June 2004, we wrote off $3.1 million of goodwill and other intangible assets related to the sale of our I.T.S. segment which was recorded as a discontinued operation in the consolidated financial statements. The write-off was the result of the disposition of the segment and was not a result of any impairment.

Stock-Based Compensation

     As permitted by SFAS 123, we elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our employee option plans. Under APB 25, no compensation expense is recognized at the time of an option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of the grant and the number of shares to be issued pursuant to the exercise of such options are fixed on the date of the grant.

     Due to the fact that our common stock is not publicly traded, determining the fair value of our common stock involves significant estimates and judgments. In considering the fair value of the underlying stock when we grant options, we consider several factors like third party valuations, the fair value of the common stock of other companies comparable to ours, and fair values established by market transactions.

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

     In determining whether it is more likely than not that we will realize the benefits of the net deferred tax assets from US operations, we consider all available evidence, both positive and negative, including that:

•	US result of operations for subsequent fiscal years are expected to generate sufficient taxable income to fully utilize tax loss carryforwards; and

•	our conclusion that the net US deferred tax assets were generated by an event (our purchase of the Company), rather than a continuing condition.

     For periods prior to our acquisition of IPC Information Systems, our predecessor had filed a consolidated federal tax return and separate and combined state tax returns with its parent. For purposes of the accompanying combined financial statements for the period October 1, 2001 to December 20, 2001, income taxes have been prepared in accordance with SFAS 109 and SEC Staff Accounting Bulletin Topic 1B, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries”, utilizing the separate return method. Resulting payables for taxes have been recorded as adjustments to the intercompany accounts. We are now required to file separate tax returns.

Business Combinations

     Estimates and judgments related to the fair value of assets acquired and liabilities assumed are required in connection with our acquisitions. Some of the liabilities are subjective in nature. These liabilities are reflected in purchase accounting based upon the most recent information available, and principally related to federal, foreign, state and local taxes based on income and other measures as well as estimates of costs to restructure the operations of acquired companies. The ultimate settlement of such liabilities may be for amounts that are different from the amounts presently recorded.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). Statement 123(R) is effective for us in the quarter that begins July 1, 2005. The adoption of Statement 123(R) could materially impact our consolidated financial statements.

Comparison of the Year Ended September 30, 2004 to the Year Ended September 30, 2003 and the Year Ended September 30, 2003 to the Year Ended September 30, 2002.

     The following table sets forth, as a percentage of consolidated revenue, our consolidated statements of operations for the periods indicated. The following table also presents, as a percentage of segment revenue, our statements of operations for our two operating segments for the periods indicated. The amounts presented for 2002 represent the sum of the amounts separately reported for the pre-IPC Information Systems acquisition period from October 1, 2001 to December 20, 2001 and the post-IPC Information Systems acquisition period from December 21, 2001 to September 30, 2002. All expenses below the gross profit line have been recorded to our Financial Services segment through September 30, 2004. See footnote 16 of the notes to the consolidated financial statements for a discussion of our business segments and the change we made to our segment reporting.

	2004			2003			2002
			Command			Command			Command
	Consol-	Financial	and	Consol-	Financial	and	Consol-	Financial	and
	idated	Services	Control	Idated	Services	Control	idated	Services	Control
Revenue:
Product sales and installations	44%	43%	56%	53%	53%	67%	64%	65%	21%
Service	56%	57%	44%	47%	47%	33%	36%	35%	79%

	100%	100%	100%	100%	100%	100%	100%	100%	100%

Cost of goods sold (depreciation shown separately):
Product sales and installations	20%	20%	21%	25%	25%	32%	43%	43%	6%
Service	28%	28%	15%	22%	22%	11%	18%	18%	24%
Depreciation and amortization	1%	1%	0%	1%	1%	0%	0%	0%	0%

	49%	49%	36%	48%	48%	43%	62%	62%	30%

Gross profit	51%	51%	64%	52%	52%	57%	38%	38%	70%

Research and development	6%			6%			6%
Selling, general and administrative expense	22%			21%			20%
Depreciation and amortization	8%			9%			10%

Income (loss) from operations	15%			16%			2%
Other income (expense):
Interest expense, net	(9%)			(12%)			(11%)
Other income (expense), net	2%			1%			0%

Income (loss) from continuing operations before income taxes	8%			5%			(10%)
Income tax expense (benefit)	4%			3%			(1%)

Income (loss) from continuing operations	4%			2%			(9%)
Income (loss) from discontinued operations	(1%)			0%			0%

Net income (loss)	3%			2%			(9%)

Comparison of 2004 to 2003

     We omitted a discussion of revenues and cost of goods sold on a consolidated basis because the discussion would be substantially the same as and duplicative of the discussion of these items for the Financial Services segment. All expenses below the gross profit line have been recorded to our Financial Services segment. We believe our customers are beginning to plan and implement changes, expansions, and re-configurations to their current trading floors. We expect this activity to continue during 2005; however, there can be no certainty as to the degree or duration that this will continue.

Revenue.

     The following table sets forth our revenue as reported for our two operating segments.

	Financial Services
(dollars in thousands)	FY 2004	FY 2003	$ Change	% Change
Product sales and installations	$112,977	$110,808	$2,169	2%
Service	147,489	97,781	49,708	51%

Total	$260,466	$208,589	$51,877	25%

	Command and Control
(dollars in thousands)	FY 2004	FY 2003	$ Change	% Change
Product sales and installations	$1,567	$2,249	$(682)	(30%)
Service	1,239	1,123	116	10%

Total	$2,806	$3,372	$(566)	(17%)

     For 2004, no single customer accounted for 10% or more of our consolidated revenues. For 2003, one customer accounted for approximately 13% of our consolidated revenues. There were no other customers in 2003 that accounted for more than 10% of consolidated revenues.

Financial Services

     Product sales and installations. Year over year, our product sales and installation revenue increased by $2.2 million, primarily related to an increase in small projects. We believe that the increase in small projects may indicate an overall expansion of our customer trading operations which appear initially in small projects due to their short installation periods. The increase in product sales and installation revenue of $2.2 million in 2004 was primarily due to a higher volume of small installation projects offset by a lower volume of large and medium installation projects in 2004 compared to 2003. The number of installations and related value changed is shown in the table below. We installed the same number of large projects; however, the difference in the total revenues for these large projects is primarily due to one large installation project completed in 2003 and we did not have a comparable project of that size completed in 2004. Medium size installation project shortfall occurred primarily in the last half of 2004. Large and medium projects are primarily configuration based on the number of positions and telephone lines per position and sales can occur resulting from real estate planning, merger and acquisition activity in our customer base, changes in our customers’ headcount or their technology needs. We believe the decrease in large and medium size projects in 2004 was a continuation of the economic softness in 2003 and effect on 2004 planning. Conversely, we saw a significant increase in small installation projects in the second half of our 2004 which we believe coincided with the improvement in the global economic outlook. We believe that this increase was enabled by the short lead times necessary to negotiate and execute the size of these installation projects as well as expansion in the area of trading. In contrast, the increase in smaller installation projects in 2004 compared to 2003 was primarily in our EMEA and Asia Pacific regions. Typically, these regions expand and upgrade faster than their North American counterparts.

	Number of		Total amount
	installations		(in millions)
Product installation size:	2004	2003	2004	2003	$ Change
Large (greater than $2.0 million)	9	9	$31.2	$39.4	$(8.2)
Medium (between $1.0 million and $2.0 million)	5	10	6.9	13.8	(6.9)
Small (less than $1.0 million)	*	*	74.9	57.6	17.3

			$113.0	$110.8	$2.2

* Due to the variance in deal size of small installations this number is not a useful statistic.

     Service. The increase in service revenue of $49.7 million in 2004 from 2003 was primarily due to the increase of $35.8 million from reporting the full year in 2004 of network services in North America and Europe compared to reporting only five months in 2003 and the inclusion of nine months of network services in Asia in 2004 due to the acquisition of Gains Asia in January 2004. In addition, we also experienced growth in the customer base and recurring circuit business. Also, there was a higher volume of contract maintenance revenue totaling $8.6 million and non-contract MAC revenue totaling $5.3 million in 2004. The increase in contract maintenance revenue in 2004 was primarily due to the expiration of warranties for product sales and installation contracts performed in 2002 and for a portion of 2003. The increase in non-contract MAC revenue was primarily due to increased demand for trading floor re-configurations and additional trading positions globally.

Command and Control

     Product sales and installations. The decrease in product sales and installation revenue of $0.7 million in 2004 from 2003 was primarily due to a lower volume of small installation projects in 2004 compared to 2003. The decrease is due to higher product sales and demand for our product in the electric utility market in 2003 when compared to 2004. We believe that the decrease is associated with the need for radio technology in our product offering as well as an absence of dedicated sales and marketing professionals. The revenue recognized for product sales and installation is primarily associated with electric utility operations and does not relate to opportunities in the transportation, government and public safety industries. To date, command and control installations have been small in dollar value.

	Number of		Total amount
	installations		(in millions)
Product installation size:	2004	2003	2004	2003	$ Change
Small (less than $1.0 million)	*	*	$1.6	$2.3	$(0.7)

* Due to the variance in deal size of small installations this number is not a useful statistic.

     Service. The increase in service revenue of $0.1 million in 2004 from 2003 was primarily due to a higher volume of contract maintenance revenue totaling $0.1 million in 2004. The increase in contract maintenance revenue in 2004 was primarily due to the expiration of warranties for installation contracts.

Cost of Goods Sold.

     The following table sets forth our cost of goods sold as reported for our two operating segments. Cost of goods sold for our Financial Services segment includes the costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold, labor to provide service, warehouse and project management costs, the costs to lease local and long distance circuits, the cost of our network provisioning and operations organizations and depreciation of our network equipment as well as equipment in our manufacturing and assembly facility. Cost of goods sold for our Command and Control segment includes the costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold and labor to provide service,

	Financial Services
		% of		% of	%
(dollars in thousands)	2004	Rev.	2003	Rev.	Change
Product sales and installations	$51,956	46%	$52,581	47%	(1%)
Service	72,496	49%	45,583	47%	2%
Depreciation and amortization	3,822	1%	1,876	1%	0%

Total	$128,274	49%	$100,040	48%	1%

	Command and Control
		% of		% of	%
(dollars in thousands)	2004	Rev.	2003	Rev.	Change
Product sales and installations	$596	38%	$1,076	48%	(10%)
Service	428	35%	385	34%	1%
Depreciation and amortization	—	—%	—	—%	—

Total	$1,024	36%	$1,461	43%	(7%)

Financial Services

     Product sales and installations. The decrease in product sales and installations cost of goods sold of 1% as a percentage of product sales and installation revenues in 2004 from 2003 was primarily due to lower cost of sales realized on small sales and installation projects offset by an increase in cost of sales for a higher volume of third party products sold. Third party manufactured products have a higher cost of goods sold than our manufactured products and large and medium sales and installation projects completed in 2004 as compared to 2003. Small product sale and installation projects generally result in lower costs of sales primarily due to lower discounting and a less competitive buying process than on large and medium product sales and installation projects.

     Service. The increase in service cost of goods sold of 2% as a percentage of service revenue in 2004 from 2003 represents an increase in headcount and discretionary spending to support the full network services integration, the build-out and expansion of services and the creation of three global solutions operating centers in New York, London and Sydney. These increases to support the growth of the business were offset by the decrease in the cost of bandwidth expenses as a percentage of revenue from better management and utilization and an increase in contract maintenance service revenue.

Command and Control

     Product sales and installations. The decrease in product sales and installations cost of goods sold of 10% as a percentage of product sales and installation revenues in 2004 from 2003 was primarily due to a higher volume of our manufactured products sold and higher margins achieved in 2004 when compared to 2003. Products that we manufacture generally have a lower cost of goods sold than products manufactured by third party manufacturers.

     Service. Service cost of goods sold remained consistent in 2004 to 2003. We incurred no network services cost of goods sold in the Command and Control segment for 2004 and 2003.

Research and Development Expense.

	Consolidated
(dollars in thousands)	2004	2003	$ Change	% Change
Research and development	$15,046	$11,713	$3,333	28%

     Research and development efforts for Financial Services are focused on the next generation of Financial Services turret products, applications software, and enhancements to our current product lines. Command and Control research and developments efforts are focused on the next generation of radio technology, radio telephony integration, and computer aided dispatch software.

     Research and development expenses increased by $3.3 million in 2004 from 2003 primarily due to additional resources added to our product development group and development and integration of the Purple Voice product line.

Selling, General and Administrative Expense.

	Consolidated
(dollars in thousands)	2004	2003	$ Change	% Change
Selling, general and administrative	$59,041	$45,233	$13,808	30%

     Selling, general and administrative expenses increased by $13.8 million in 2004 from 2003 primarily due to the inclusion of network services for the full year compared to 5 months in 2003 from the acquisition of Gains US and Gains UK in April 2003, additional headcount in strategic areas and incentive compensation.

Depreciation and Amortization.

	Consolidated
(dollars in thousands)	2004	2003	$ Change	% Change
Depreciation and amortization	$21,416	$19,136	$2,280	12%

     The increase in depreciation and amortization of $2.3 million in 2004 from 2003 was primarily due to increased capital expenditures as well as the addition of depreciable fixed assets and intangible assets due to the acquisition of Gains US, Gains UK and Gains Asia.

Interest Expense, net.

	Consolidated
(dollars in thousands)	2004	2003	$ Change	% Change
Interest expense, net.	$22,462	$25,146	$(2,684)	(11%)

     Interest expense, net decreased by $2.7 million in 2004 as compared to 2003 due to the reduction of principal on our outstanding senior secured credit facilities and a reduction in the interest rate from 7.5% to 5.1% when our senior secured credit facilities were amended and restated in September 2003.

Other Income (Expense), net

	Consolidated
(dollars in thousands)	2004	2003	$ Change	% Change
Other income (expense), net	$3,986	$2,078	$1,908	92%

     Other income increased by $1.9 million in 2004 from 2003 primarily due to the collection of an early termination fee of $1.0 million for the cancellation of a sublease agreement by Global Crossing, a $0.3 million increase associated with the amortization of a liability for lease guarantees by us for Global Crossing and other miscellaneous income of $0.6 million for grants, refunds, and foreign currency fluctuations.

Provision for Income Taxes.

     Our effective tax rate on income from continuing operations was 47.5% for 2004 and 67.2% for 2003. The comparability of these periods is significantly impacted by our foreign, federal and state taxes, the non-deductibility of foreign losses for federal tax purposes and the non-deductibility of certain expenses for 2004. For 2003, taxable income at several of our foreign subsidiaries, which, combined with the lower amount of pre-tax income for the 2003 period as compared to the 2004 period, generates a more significant impact on our effective tax rate.

     We recognized deferred tax assets of $6.8 million at September 30, 2004 and $10.4 million at September 30, 2003 related to our US federal and state net operating loss carryforwards. In determining whether it is more likely than not that we will realize the benefits of the net deferred tax assets from US operations, we considered all available evidence, both positive and negative. The principal factors that led us to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002, reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by us and Global Crossing, also generates deductions for income tax purposes); (2) US results of operations for 2005 and subsequent years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (3) our conclusion that the net US deferred tax assets were generated by an event (our purchase of IPC Information Systems in December 2001), rather than a continuing condition. As of September 30, 2004, no circumstances have arisen that would require us to change such conclusion.

Net Income (Loss)

	Consolidated
(dollars in thousands)	2004	2003	$ Change	% Change
Net income (loss)	$6,963	$4,039	$2,924	72%

     We had net income of $7.0 million in 2004 when compared to $4.0 million in 2003. The $2.9 million increase was primarily due to a $23.5 million increase in our gross profit, a $1.9 million increase in other income, and a reduction in interest expense of $2.7 million offset by increases in research and development expenses of $3.3 million, an increase in selling, general and administrative expenses of $13.8 million, an increase in depreciation and amortization of $2.3 million and an increase in income taxes of $1.9 million. Also, the sale of our I.T.S. segment contributed a loss of $3.5 million in 2004 compared to 2003 and was recorded as discontinued operations in our financial statements.

     Comparison of 2003 to 2002

     We omitted a detailed discussion of revenues and cost of goods sold on a consolidated basis because the discussion would be substantially the same as and duplicative of the discussion of these items for the financial services segment. All expenses below the gross profit line have been recorded to our Financial Services segment.

Revenue

     The following table sets forth our revenue as reported for our two operating segments.

	Financial Services
(dollars in thousands)	FY 2003	FY 2002	$ Change	% Change
Product sales and installations	$110,808	$154,365	$(43,557)	(28%)
Service	97,781	84,498	13,283	16%

Total	$208,589	$238,863	$(30,274)	(13%)

	Command and Control
(dollars in thousands)	FY 2003	FY 2002	$ Change	% Change
Product sales and installations	$2,249	$325	$1,924	592%
Service	1,123	1,206	(83)	(7%)

Total	$3,372	$1,531	$1,841	120%

Financial Services

     Product sales and installations. Year over year, our installation revenue decreased by $43.6 million which we believe was a direct result of the economic softness in the financial services industry. The decrease in product sales and installations revenue of $43.6 million in 2003 from 2002 was primarily due to a higher volume of small, medium, and large installation projects completed in 2002 compared to 2003. Recovery services in the first quarter of 2002 occurred due to the events of September 11, 2001 from the destruction of several trading floors located in the World Trade Center and the surrounding areas. In addition, we had three large projects occurring from real estate moves totaling $32.3 million. We did not have that concentration of large moves occur in 2003.

	Number of		Total amount
	installations		(in millions)
Product installation size:	2003	2002	2003	2002	$ Change
Large (greater than $2.0 million)	9	10	$39.4	$53.3	$(13.9)
Medium (between $1.0 million and $2.0 million)	10	14	13.8	20.0	(6.2)
Small (less than $1.0 million)	*	*	57.6	81.1	(23.5)

			$110.8	$154.4	$(43.6)

* Due to the variance in deal size of small installations this number is not a useful statistic.

     The change in our product sales and installations revenue in 2003 from 2002 was not significantly affected by a change in the price of our products; instead we believe it was affected by the number and size of turret systems purchased by our customers.

     Service. The increase in service revenue of $13.3 million in 2003 from 2002 was due to an increase in network service revenue of $10.4 million in 2003 from 2002. This was primarily due to the acquisition of Gains US and Gains UK in April 2003. Also, there was a higher volume of contract maintenance revenue totaling $7.9 million offset by a decrease in non-contract MAC revenue totaling $5.0 million in 2003 when compared to 2002. The increase in contract maintenance revenue in 2003 was primarily due to the expiration of warranties for installation contracts. The decrease in non-contract MAC revenue was primarily due to lower requests for trading floor re-configurations and trading positions that we believe are due to economic conditions.

Command and Control

     Product sales and installations. The increase in product sales and installation revenue of $1.9 million in 2003 from 2002 was primarily due to a higher volume of small (less than $1.0 million) installation projects completed in 2003 compared to 2002. The number of installations and related value changed as shown in the table below.

	Number of		Total amount
	installations		(in millions)
Product installation size:	2003	2002	2003	2002	$ Change
Small (less than $1.0 million)	*	*	$2.2	$0.3	$1.9

* Due to the variance in deal size of small installations this number is not a useful statistic.

     Service.The decrease in service revenue of $0.1 million in 2003 from 2002 was primarily due to a lower volume of contract maintenance revenue totaling $0.1 million in 2003.

Cost of Goods Sold.

     The following table sets forth our cost of goods sold as reported for our two operating segments.

     Cost of goods sold for 2002 includes a charge resulting from the sale of inventory reflecting a step-up in carrying value of $33.0 million (relating to purchase accounting fair value adjustments from the acquisition of IPC Information Systems). This purchase accounting inventory fair value step-up is a GAAP adjustment that is recorded when a company is acquired as we were in December 2001. Since the adjustment has been fully recognized in income as of September 30, 2002, it will not impact any subsequent year.

	Financial Services
		% of		% of
(dollars in thousands)	2003	Rev.	2002	Rev.	% Change
Product sales and installations	$52,581	47%	$104,354	68%	(21%)
Service	45,583	47%	42,823	51%	(4%)
Depreciation and amortization	1,876	1%	1,031	1%	0%

Total	$100,040	48%	$148,208	62%	(14%)

	Command and Control
		% of		% of
(dollars in thousands)	2003	Rev.	2002	Rev.	% Change
Product sales and installations	$1,076	48%	$98	30%	18%
Service	385	34%	370	31%	3%
Depreciation and amortization	—	—%	—	—%	—

Total	$1,461	43%	$468	31%	12%

Financial Services

     Product sales and installations. The decrease in product sales and installations cost of goods sold of 21% as a percentage of product sales and installation revenues in 2003 from 2002 was primarily due to the inclusion of $32.3 million of inventory fair value adjustment in 2002, while there was no inventory fair value adjustment in 2003. This overall decrease in product sales and installations cost of goods sold was partially offset by a higher percentage of third party products sold compared to products manufactured by us sold in 2003. Third party manufactured products have a higher cost of goods sold than products manufactured by us.

     Service. The decrease in service cost of goods sold of 4% as a percentage of service revenue in 2003 from 2002 was primarily due to an increase in contract maintenance services in 2003, which have a lower cost of goods sold than non-contract MAC services, as well as the inclusion of $0.7 million of inventory fair value step-up in 2002. There was no inventory fair value adjustment in 2003. This was offset by us incurring additional costs of $5.7 million due to the inclusion of network services, which was a service we began offering in April 2003 as a result of our acquisition of Gains US and Gains UK.

Command and Control

     Product sales and installations. The increase in product sales and installations cost of goods sold of 18% as a percentage of product sales and installation revenues in 2003 from 2002 was primarily due to a higher volume of third party manufactured products sold in 2003 when compared to 2002. Third party manufactured products have a higher cost of goods sold than products manufactured by us.

     Service. The increase in service cost of goods sold of 3% as a percentage of service revenue in 2003 from 2002 was primarily due to an increase in labor costs associated with one maintenance contract. We incurred no network services cost of goods sold in the Command and Control segment for 2003 and 2002.

Research and Development Expense.

	Consolidated
(dollars in thousands)	2003	2002	$ Change	% Change
Research and development	$11,713	$15,136	$(3,423)	(23%)

     Research and development expenses decreased by $3.4 million in 2003 from 2002 primarily due to planned reductions in headcount that occurred in 2002 as well as a reduction in discretionary spending in 2003.

Selling, General and Administrative Expense.

	Consolidated
(dollars in thousands)	2003	2002	$ Change	% Change
Selling, general and administrative	$45,233	$48,147	$(2,914)	(6%)

     Selling, general and administrative expenses decreased by $2.9 million in 2003 from 2002 primarily due to a reduction in discretionary spending in 2003, as well as the inclusion of a $6.9 million charge in 2002 for corporate related services from Global Crossing. These corporate related service charges represented a calculation of the allocation to IPC Information Systems of services like treasury, payroll, tax compliance, legal and other professional fees. This decrease in selling, general and administrative expenses was partially offset by the addition of expenses from the acquisition of Gains US and Gains UK in April 2003.

Depreciation and Amortization.

	Consolidated
(dollars in thousands)	2003	2002	$ Change	% Change
Depreciation and amortization	$19,136	$24,458	$(5,322)	(22%)

     The decrease in depreciation and amortization of $5.3 million in 2003 from 2002 was primarily due to the adoption in 2002 of SFAS No. 142 “Goodwill and Other Intangible Assets”, in which goodwill and indefinite lived intangible assets are no longer subject to periodic amortization. This decrease was partially offset by the addition of amortizable intangible assets from the Gains US and Gains UK acquisition in April 2003.

Interest Expense, net.

	Consolidated
(dollars in thousands)	2003	2002	$ Change	% Change
Interest expense, net.	$25,146	$27,520	$(2,374)	(9%)

     Interest expense, net decreased by $2.4 million in 2003 as compared to 2002 primarily due to the reduction of principal on our outstanding senior secured credit facilities, including a $14.0 million prepayment made in March 2003.

Other Income (Expense), net

	Consolidated
(dollars in thousands)	2003	2002	$ Change	% Change
Other income (expense), net	$2,078	$(297)	$2,375	800%

     Other income increased by $2.4 million in 2003 from 2002 primarily due to gains from fluctuation in foreign exchange rates of $1.7 million and $0.7 million associated with the amortization of a liability for lease guarantees by us for Global Crossing.

Provision for Income Taxes.

     Our effective tax rate from continuing operations was 67.2% for 2003 and 12.8% for 2002. The comparability of these periods is significantly impacted by the acquisition of IPC Information Systems in 2002 and reflects the tax impact of purchase accounting as well as the jurisdictions in which our income is generated.

     We recognized deferred tax assets related to our US federal and state net operating loss carryforwards of approximately $10.4 million at September 30, 2003 and $8.9 million at September 30, 2002. In determining whether it is more likely than not that we will realize the benefits of the net deferred tax assets from US operations, we considered all available evidence, both positive and negative. The principal factors that led us to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002, reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by us and Global Crossing, also generates deductions for income tax purposes); (2) US results of operations for fiscal 2004, 2005 and subsequent years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (3) our conclusion that the net US deferred tax assets were generated by an event (our purchase of IPC Information Systems in December 2001), rather than a continuing condition. As of September 30, 2004, no circumstances have arisen that would require us to change such conclusion.

Net Income (Loss)

	Consolidated
(dollars in thousands)	2003	2002	$ Change	% Change
Net income (loss)	$4,039	$(20,228)	$24,267	120%

     We had net income of $4.0 million in 2003 when compared to $20.2 million of net loss in 2002. The $24.3 million increase was primarily due to the inclusion of the inventory fair value step-up of $33.0 million in cost of goods sold and $1.3 in discontinued operations in 2002, offset by $0.2 million in net loss in 2003 from the inclusion of Purple Voice in our consolidated financial statements. We also incurred income taxes of $7.9 million in 2003 compared to a tax benefit of $2.6 million in 2002.

Liquidity and Capital Resources

     Historically, we satisfied our operating cash requirements through cash provided by operations, capital loans, financing and bank lines of credit. Our principal uses of cash were to fund working capital requirements, operating losses, capital expenditures and repayment of borrowings. During 2004, we utilized our cash flow from operations of $57.4 million primarily for the following items; $22.0 million of payments related to the Gains Acquisition, $18.0 million for a special cash dividend to all shareholders of record, $9.2 million for capital expenditures and $5.6 million of debt repayment.

     The Senior Secured Credit Facilities

     On December 20, 2001, we entered into the senior secured credit facilities comprised of a $105.0 million term loan and a $15.0 million revolving credit facility. On September 2, 2003, we amended and restated our senior secured credit facilities. The amended and restated senior secured credit facilities consisted of a $25.0 million revolving credit facility and a $55.0 million term loan. The term loan was borrowed in full at closing. On April 20, 2004, we completed an agreement to increase the availability under our revolving credit facility by $10.0 million. As of September 30, 2004 the total amount available for borrowing and letters of credit under the revolving credit facility is $35.0 million, of which $30.7 million was available as of September 30, 2004, after taking into account $4.3 million of outstanding letters of credit.. We can, however, increase the committed amount under these facilities by up to $15.0 million so long as one or more lenders agrees to provide this incremental commitment and other customary conditions are satisfied. Our senior secured credit facilities mature on August 29, 2008. The term loan facility is required to be repaid by us in consecutive quarterly installments of $137,500 through September 30, 2007 and $13.2 million on each quarterly installment thereafter and on the term loan maturity date. The weighted average interest rate for borrowings outstanding under the senior secured credit facilities for 2004 was 4.93%, 2003 was 7.5% and 2002 was 7.5%. We are also required to pay a commitment fee equal to 0.50% per annum of the average daily unused amount of the committed amount of the revolving credit facility, a fronting fee in an amount not to exceed 0.50% per annum of the average aggregate daily amount available to be drawn under all letters of credit issued under our senior secured credit facilities and customary administrative agent and letter of credit charges.

     Borrowings under our senior secured credit facilities bear interest, at our election, either based on a prime rate index plus the applicable margin or a LIBOR rate index plus the applicable margin. The applicable margin is: if our senior secured leverage ratio, as defined in the senior secured credit facilities, is greater than 1.00:1.00, with respect to LIBOR rate loans, 4.00% per annum and with respect to prime rate loans, 3.00% per annum, and if our senior secured leverage ratio is less than 1.00:1.00, with respect to LIBOR rate loans, 3.50% per annum and with respect to prime rate loans, 2.50% per annum.

     Mandatory prepayments of the senior secured credit facilities are required upon the occurrence of certain events, including certain asset sales, equity issuances and debt issuances, as well as 50% of excess cash flow, as defined in our senior secured credit facilities in 2004 and thereafter. Excess cash flow is defined in our credit facilities agreement, as: (1) the sum of net income, interest expense, provisions for taxes, depreciation expense, amortization expense, other non-cash items affecting net income and to the extent included in calculating net income, expenses incurred by us in connection with an amendment of the then existing credit agreement, certain restructuring expenses and prepayment premiums in connection with prepayment of loans under the then existing credit agreement, plus (2) a working capital adjustment less (3) scheduled repayments of debt, capital expenditures, cash acquisitions and certain investments, cash interest expense and provisions for taxes based on income.

     As required under the terms of our senior secured credit facilities, our mandatory excess cash flow repayment based upon 50% of our excess cash flow for the period ended September 30, 2004, which must be paid within 90 days of our fiscal year end, is $6.6 million, of which $5.0 million was paid on September 30, 2004. The remainder will be paid prior to the deadline on December 29, 2004. We were not required to make a mandatory excess cash flow repayment for the year ended September 30, 2003, however, on March 3, 2003, we voluntarily prepaid $14.0 million in term debt on our then existing senior secured credit facilities. For 2002, we made mandatory excess cash flow repayments of $30.0 million on September 30, 2002 and $0.8 million on December 29, 2002 based upon 75% of our excess cash flow for the period ended September 30, 2002.

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

     The senior secured credit facilities contain customary affirmative covenants as well as negative covenants that, among other things, restrict our and our subsidiaries’ ability to: incur additional indebtedness (including guarantees of certain obligations); create liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; enter into capital leases; pay dividends or make other payments in respect of capital stock; make acquisitions; make investments, loans and advances; enter into transactions with affiliates; make payments with respect to or modify subordinated debt instruments; enter into sale and leaseback transactions; change the fiscal year or lines of business; and enter into agreements with negative pledge clauses or clauses restricting subsidiary distributions.

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

     The bankruptcy court entered an order on March 14, 2003 approving the settlement and rejection agreement. Under the terms of the settlement and rejection agreement, we deposited $5.2 million in an escrow account. Global Crossing received $3.2 million from the escrow account upon the filing of certain tax returns for periods prior to and including the date of the acquisition of IPC Information Systems. Global Crossing will receive the remaining $2.0 million from the escrow account after a $2.0 million irrevocable letter of credit is issued on behalf of us. We will have the right to draw on that letter of credit in the event Global Crossing’s affiliate fails to make any payments due to us pursuant to a sublease for office space at 67-73 Worship Street in London, England.

     In August 2004, we entered into a series of agreements with Global Crossing relating to the sublease at 67-73 Worship Street in London, England. Under the terms of those agreements, the existing sublease was replaced with a new sublease which reduces the space sublet to Global Crossing to a portion of the basement and first floor. The new sublease expires in December 2005. As a result of the early termination of the old sublease, the escrow account was terminated and we received a distribution of approximately $1.5 million from such account.

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

     The aggregate amount of taxes for which we received notices of taxes due and estimated amounts for probable assessments from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million and, as of September 30, 2004, we made settlement payments aggregating $1.9 million, including a $1.1 million payment made to one jurisdiction in May 2004. We estimate that our exposure for additional tax liabilities relating to periods prior to the acquisition in excess of amounts accrued is zero, which has been reduced from an original range of zero to $36.0 million as a result of our settlement negotiations. In computing our estimated range of potential tax liabilities, we took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although we believe that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by us of a significant amount of these potential tax liabilities should not have a material adverse effect on our financial condition and results of operations. In that event, we cannot make assurances that we will be able to obtain additional financing on commercially reasonable terms, or at all.

     Pursuant to the settlement and rejection agreement, Global Crossing has also paid to us approximately $2.2 million for payroll and federal tax refunds received by it for periods prior to and including the date of the acquisition of IPC Information Systems. Global Crossing is also required to pay us any future tax refunds or credits it receives applicable to IPC Information Systems, Inc. and its subsidiaries for these periods. In addition to the refunds that Global Crossing has received and paid to us, the Company has received an additional $3.0 million in miscellaneous refunds and credits relating to periods prior to the IPC Information Systems acquisition.

     Comparison of 2004 to 2003

     Cash provided by operating activities from continuing operations was $35.4 million for 2004 as compared to $35.0 million for 2003. The increase of $0.4 million was primarily due to cash inflows from higher profitability during 2004 reduced by uses of cash for working capital, specifically accounts receivable and inventory offset by accounts payable and accrued expenses. The uses of cash for working capital were a direct result of a higher number of larger jobs in our backlog at the end of 2004 than at the end of 2003.

     Cash used in investing activities from continuing operations was $26.2 million for 2004 as compared to $0.5 million for 2003. Cash used in investing activities for 2004 was primarily comprised of $9.2 million of capital expenditures, $0.5 million for the acquisition of Purple Voice and $16.4 million of payments made in relation to the Gains acquisition. The Gains acquisition payments consisted of $6.8 million of deferred purchase price and earnout consideration related to the US and UK portions of Gains that was acquired on April 30, 2003 while $9.7 million related to the purchase price of Gains Asia. Cash used in investing activities for 2003 related to $7.5 million of capital expenditures, $4.2 million of cash generated from the Global Crossing settlement combined with the cash provided by our acquisition of Gains US and Gains UK in April 2003 totaling $4.1 million. The acquisition of the Gains entities provided cash to us because the consideration for the transaction was non-cash and paid in our common stock. Upon acquisition of the Gains entities, the existing cash on their balance sheet resulted in a cash inflow to us. This was partially offset by our investment in Purple Voice of $1.3 million in 2003. We have a commitment to acquire the remaining 1% of Purple Voice for approximately $55,000 in January 2005.

     Cash used in financing activities was $29.3 million for 2004 as compared to $17.8 million for 2003. Cash used in financing activities in 2004 represented a special cash dividend to equity holders of $18.0 million, a distribution to our parent of $5.5 million and repayment of bank debt of $5.6 million. Cash provided by financing activities in 2003 was almost entirely comprised of debt repayments net of term loan issuance costs.

     The effect of exchange rate changes on cash represents increases and decreases in various currencies when translated into US dollars. As an international company, we are subjected to currency fluctuation risk, which resulted in a net decrease of cash of approximately $0.5 million in 2004 as compared to a decrease of $0.7 million in 2003. Currently our largest currency exposure is to the British Pound and the Canadian Dollar, although we have additional exposure, to a lesser extent, to the Euro, Australian Dollar, Japanese Yen, Hong Kong Dollar and Singapore Dollar.

     Comparison of 2003 to 2002

     Cash provided by operating activities from continuing operations was $35.0 million for 2003 as compared to $37.5 million for 2002. The decrease of $2.5 million was primarily due to income from continuing operations in 2003 compared to a loss from continuing operations in 2002 offset by improvements in accounts receivable in 2002. The improvements in accounts receivable since our separation from Global Crossing was a direct result of improved collections in the United States and internationally. The progress in this area during 2002 plateaued during 2003 and accounts receivable balances are being maintained at a more sustainable level.

     Cash used in investing activities from continuing operations was $0.5 million for 2003 as compared to cash used of $354.1 million for 2002. Cash used in investing activities for 2003 related to the net cash received of $4.2 million resulting from the settlement and rejection agreement with Global Crossing, combined with the cash provided by our acquisition of Gains US and Gains UK in April 2003 totaling $4.1 million relating to the prior existing cash on hand of the Gains entities at the date of acquisition. The acquisition of the Gains entities provided cash to us as the consideration for the transaction was non-cash and paid in our common stock. Upon acquisition of the Gains entities, the existing cash on their balance sheet results in a cash inflow. This was partially offset by capital expenditures of $7.5 million and our investment in Purple Voice of $1.3 million in 2003. Cash used in investing activities for 2002 related exclusively to cash used to fund the acquisition of IPC Information Systems of $345.7 million and capital expenditures of $8.4 million.

     Cash used in financing activities was $17.8 million for 2003 as compared to cash provided by financing activities of $328.4 million for 2002. Cash used in financing activities in 2003 represented costs related to the amendment and restatement of our senior secured credit facilities of $0.3 million, the voluntary prepayment of $14.0 million of principal on our senior secured credit facilities and the scheduled principal repayments as required under the terms of our senior secured credit facilities. Cash provided by financing activities in 2002 included $140.0 million of common equity contribution from a group led by GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., the proceeds from the sale of $150.0 million of senior subordinated notes, and the borrowing of $105.0 million under our senior secured credit facilities. These inflows were partially offset by outflows of $15.1 million of intercompany activity that occurred prior to the acquisition of IPC Information Systems, issuance costs for the financing of the acquisition of IPC Information Systems, and principal repayments under our senior secured credit facilities of $33.9 million, mainly due to the mandatory excess cash flow repayments of $30.0 million.

     The effect of exchange rate changes on cash represents increases and decreases in various currencies when translated into US dollars. As an international company, we are subjected to currency fluctuation risk, which resulted in a net decrease of cash of approximately $0.7 million in 2003 as compared to a decrease of $0.5 million in 2002. Currently our largest currency exposure is to the British Pound and the Canadian Dollar, although we have additional exposure, to a lesser extent, to the Euro, Australian Dollar, Japanese Yen, Hong Kong Dollar and Singapore Dollar.

Capital Resources and Expenditures

     We expect that our capital expenditures for 2005 will be approximately $11 million; however, actual capital expenditures for 2005 may be greater. We are limited in our capital expenditures in any fiscal year by the capital expenditure covenant in our credit agreement. The limits imposed by our credit agreement are $12.0 million per fiscal year plus 50% of the unused portion of the prior year’s availability under the covenant.

     We have no off balance sheet arrangements or other relationships with unconsolidated affiliates. Our primary future uses of cash will be to fund interest expense and principal repayments on our debt, capital expenditures, research and development efforts, payment of dividends to our shareholders and working capital as needed for potential strategic acquisitions and/or alliances. Our primary future sources of cash will be cash flows from operations, and, if necessary, borrowings under the revolving credit facility.

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

     During the course of the year, our short-term liquidity is impacted by our mandatory payment obligations of principal and interest under our senior secured credit facilities and interest payments on our senior subordinated notes. The mandatory interest and principal payments under our senior secured credit facilities are due at the end of each quarter. The interest payments required by the senior subordinated notes of $8.6 million due in June and December of each year negatively impact our liquidity during those particular months. Additionally, in any year that we generate excess cash flow, the mandatory prepayment required under our senior secured credit facilities must be made within 90 days of our fiscal year end. For 2004, we are required to make a mandatory excess cash flow payment of $6.6 million by December 29, 2004, of which $5.0 million was paid at September 30, 2004. The remainder will be paid prior to the December 29, 2004 deadline. We did not make a mandatory excess cash flow payment for 2003 due to our voluntary prepayment of $14.0 million in March 2003.

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

Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions).

	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations:	Total	1 year	years	years	years
Deferred Compensation Agreements	$4.9	$0.9	$1.0	$0.9	$2.1
Network Carrier Commitments	10.4	10.4	—	—	—
Long-Term Debt	199.5	2.2	1.1	46.2	150.0
Operating Leases	28.5	5.3	9.7	7.9	5.6

Total Contractual Cash Obligations.	$243.3	$18.8	$11.8	$55.0	$157.7

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than	1-3	4-5	Over 5
Other Commercial Commitments:	Committed	1 year	years	years	years
Line of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	4.3	4.3	—	—	—
Guarantees for Global Crossing Affiliates	0.4	0.1	0.3	—	—

Total Commercial Commitments	$4.7	$4.4	$0.3	$—	$—

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We do not have any off balance sheet financial arrangements.

     Market risks relating to our operations result primarily from changes in interest rates and changes in foreign exchange rates. We monitor our interest rate and foreign exchange rate exposures on an ongoing basis. We have not entered into any interest rate hedging contracts.

     As an international company, we are exposed to foreign currency risk. In the past, we entered into foreign currency hedging contracts, commonly known as collars. For 2004 and 2003, we did not enter into any foreign currency hedging instruments or other derivatives.

     The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of our long-term debt at September 30, 2004 is shown in the table below (in millions).

	Fair Value on	Future Principal Payments
	September 30, 2004	2005	2006	2007	2008	2009	Thereafter	Total
Long-Term Debt:
Fixed Rate Senior Subordinated Notes, interest payable at 11.50%, maturing 2009	$165.7	$—	$—	$—	$—	$150.0	$—	$150.0

Variable Rate Senior Secured Credit Facilities – Term Loan (interest payable at 5.14% at September 30, 2004)	$49.9	$2.2	$0.6	$0.6	$46.1	$—	$—	$49.5

Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements and the related notes thereto of IPC Acquisition Corp.and Predecessors and Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

Page
Report of Independent Registered Public Accounting Firm	32
Consolidated Balance Sheets as of September 30, 2004 and September 30, 2003	33
Consolidated Statements of Operations for the fiscal years ended September 30, 2004, September 30, 2003, the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the period from October 1, 2001 to December 20, 2001 (Predecessor)	34
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2004, September 30, 2003, the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the period from October 1, 2001 to December 20, 2001 (Predecessor)	35
Consolidated Statements of Stockholders’ Equity for the fiscal years ended September 30, 2004, September 30, 2003, the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the period from October 1, 2001 to December 20, 2001 (Predecessor)	36
Notes to Consolidated Financial Statements	37

IPC ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
IPC Acquisition Corp.

     We have audited the accompanying consolidated balance sheets of IPC Acquisition Corp. as of September 30, 2004 and September 30, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended September 30, 2004 and 2003, and the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the combined statements of operations, cash flows and stockholders’ equity of IPC Information Systems, including the Trading Systems division and the Information Transport Systems division, operating divisions of a wholly owned subsidiary of Global Crossing Ltd., and Asia Global Crossing IPC Trading Systems Australia Pty. Ltd. (the “Predecessor”), for the period from October 1, 2001 to December 20, 2001 (the “Predecessor Period”). Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the periods October 1, 2001 through September 30, 2004. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPC Acquisition Corp. at September 30, 2004 and 2003 and the consolidated results of its operations and its cash flows for the fiscal years ended September 30, 2004 and 2003, and the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the combined results of operations and cash flows of the Predecessor for the period from October 1, 2001 to December 20, 2001, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the periods October 1, 2001 through September 30, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
November 29, 2004

IPC ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	September 30,
	2004	2003
Assets
Assets:
Cash	$27,270	$25,800
Accounts receivable, net of allowance of $1,264 and $732, respectively.	57,259	40,409
Inventories, net	31,176	22,728
Due from former affiliate	7,117	—
Prepaid and other current assets	4,041	5,427
Deferred taxes	13,132	14,618
Current assets of discontinued operations	2,548	27,556

Total current assets	142,543	136,538
Property, plant and equipment, net	24,846	23,851
Customer relationships, net	147,939	145,909
Technology, net	27,692	34,829
Trade name	16,300	17,192
Goodwill	82,621	82,108
Deferred financing costs, net	12,283	14,146
Other assets	1,035	1,221
Non-current assets of discontinued operations	40	3,734

Total assets	$455,299	$459,528

Liabilities and Stockholders’ Equity
Liabilities:
Current portion of long term debt	$2,157	$550
Accounts payable	14,594	2,753
Accrued expenses and other current liabilities	35,984	27,023
Income taxes payable	9.147	10,988
Customer advances on installation contracts	21,984	16,754
Deferred revenue on maintenance contracts	14,007	13,095
Current portion of guarantees on former parent obligations	155	1,353
Deferred purchase consideration	—	6,722
Current liabilities of discontinued operations	639	3,820

Total current liabilities	98,667	83,058
Term loan	47,293	54,450
Senior subordinated notes	150,000	150,000
Deferred taxes	23,150	20,020
Deferred compensation	2,686	2,936
Guarantees on former parent obligations and other long-term liabilities	260	1,885

Total liabilities	322,056	312,349

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value, (25,000,000 shares authorized; 14,718,592 shares issued and outstanding at September 30, 2004; 14,724,380 shares issued and outstanding at September 30, 2003)	147	147
Paid in capital	146,479	145,846
Notes receivable for purchases of common stock	(276)	(393)
Deferred stock compensation	(645)	—
Accumulated deficit	(21,672)	(5,161)
Accumulated other comprehensive income	9,210	6,740

Total stockholders’ equity	133,243	147,179

Total liabilities and stockholders’ equity	$455,299	$459,528

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands)

				Predecessor
	Fiscal Years Ended		Period from	Period from
	September 30,		November 15, 2001	October 1, 2001
			to	to
	2004	2003	September 30, 2002	December 20, 2001
Revenue:
Product sales and installations	$114,544	$113,057	$127,246	$27,444
Service	148,728	98,904	66,909	18,795

	263,272	211,961	194,155	46,239

Costs of goods sold (depreciation shown separately):
Product sales and installations	52,552	53,657	92,534	11,918
Service	72,924	45,968	33,024	10,169
Depreciation and amortization	3,822	1,876	815	216

	129,298	101,501	126,373	22,303

Gross profit	133,974	110,460	67,782	23,936
Research and development	15,046	11,713	11,617	3,519
Selling, general and administrative	59,041	45,233	31,745	16,402
Depreciation and amortization	5,618	4,679	2,851	1,170
Amortization of intangibles	15,798	14,457	11,094	9,343

Income (loss) from operations	38,471	34,378	10,475	(6,498)
Other income (expense):
Interest expense, net	(22,462)	(25,146)	(21,533)	(5,987)
Other income (expense), net	3,986	2,078	(346)	49

Income (loss) from continuing operations before income taxes	19,995	11,310	(11,404)	(12,436)
Income tax expense (benefit)	9,507	7,598	(2,250)	(790)

Income (loss) from continuing operations	10,488	3,712	(9,154)	(11,646)
Discontinued operations (Note 4):
Income (loss) from operations of I.T.S. segment (including loss on disposal of $4,110 for the 2004 period)	(6,216)	577	(82)	1,090
Income tax expense (benefit)	(2,691)	250	(36)	472

Income (loss) from discontinued operations	(3,525)	327	(46)	618

Net income (loss)	$6,963	$4,039	$(9,200)	$(11,028)

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

				Predecessor
			Period from	Period from
	Fiscal Years Ended September 30,		November 15, 2001	October 1, 2001
			to	to
	2004	2003	September 30, 2002	December 20, 2001
Cash flows from operating activities:
Net income (loss)	$6,963	$4,039	$(9,200)	$(11,028)
Income (loss) from discontinued operations	(3,525)	327	(46)	618

Income (loss) from continuing operations	10,488	3,712	(9,154)	(11,646)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,440	6,555	3,666	1,386
Amortization of intangibles	15,798	14,457	11,094	9,343
Amortization of deferred financing costs	2,088	2,555	2,304	—
Provision for (reversal of) doubtful accounts	(177)	158	582	893
Deferred income taxes	3,301	1,453	(7,170)	(4,761)
Amortization of guarantees on former parent obligations	(953)	(678)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(13,065)	4,623	13,859	2,653
Due from former affiliate	(7,117)	—	—	—
Inventories	(8,113)	(1,703)	54,536	(233)
Prepaids and other current assets	1,813	(1,505)	(1,167)	(498)
Other assets	218	20	(154)	323
Accounts payable, accrued expenses and other liabilities	18,827	(3,885)	(10,102)	5,056
Income taxes payable	(2,691)	1,767	2,948	(988)
Customer advances and deferred revenue	5,594	7,433	(35,865)	10,622

Net cash provided by continuing operations	35,451	34,962	25,377	12,150
Net cash provided by (used in) discontinued operations	21,996	(15,480)	7,205	3,116

Net cash provided by operating activities	57,447	19,482	32,582	15,266

Cash flows from investing activities:
Capital expenditures	(9,213)	(7,467)	(6,480)	(1,897)
Global Crossing Settlement:
Proceeds from restricted cash account and other amounts	—	9,419	—	—
Cash payments	—	(5,200)	—	—
Payment of Gains US and UK earn-out consideration and deferred purchase price	(6,756)	—	—	—
Payment for acquisitions, net of cash acquired	(10,204)	2,799	(345,746)	—

Net cash used in continuing operations	(26,173)	(449)	(352,226)	(1,897)
Net cash used in discontinued operations	—	(60)	(26)	(5)

Net cash used in investing activities	(26,173)	(509)	(352,252)	(1,902)

Cash flows from financing activities:
Principal payments on term loan	(5,550)	(18,616)	(33,938)	—
Proceeds from term loan, net of issuance costs	—	1,279	98,600	—
Proceeds from equity issuances, net	—	—	139,917	—
Proceeds from senior notes, net of issuance costs	—	—	138,980	—
Repayments of intercompany borrowings	—	—	—	(15,134)
Distribution to parent in connection with acquisition	(5,510)	—	—	—
Issuance cost for term loan amendment	(225)	(310)	—	—
Deferred compensation payments	(86)	(124)	(77)	(19)
Payment of special cash dividend, net	(17,893)	—	—	—

Net cash provided by (used in) financing activities	(29,264)	(17,771)	343,482	(15,153)

Effect of exchange rate changes on cash	(540)	(696)	1,482	(1,996)

Net increase (decrease) in cash	1,470	506	25,294	(3,785)
Cash, beginning of period	25,800	25,294	—	4,536

Cash, end of period	$27,270	$25,800	$25,294	$751

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Income taxes	$4,867	$5,226	$2,574	$1,338

Interest	$20,882	$22,808	$15,005	$66

Supplemental disclosures of non-cash investing activities:
Value of common stock issued for the acquisition of Gains US and UK		$5,693

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

				Notes
				Receivable	Deferred	Retained	Accumulated
		Paid		For Purchases	Stock	Earnings	Other
	Common	In	Subscription	of Common	Compen-	(Accumulated	Comprehensive
	Stock	Capital	Receivable	Stock	sation	Deficit)	(Loss) Income	Total
Predecessor
Balance at September 30, 2001	$—	$278,048	$—	$—	$—	$(32,710)	$(1,292)	$244,046
Net loss						(11,028)		(11,028)
Foreign currency translation adjustments							(1,965)	(1,965)

Total comprehensive loss								(12,993)

Balance at December 20, 2001	$—	$278,048	$—	$—	$—	$(43,738)	$(3,257)	$231,053

IPC Acquisition Corp.
Initial equity subscription at November 15, 2001	$—	$10	$(10)	$—	$—	$—	$—	$—
Issuance of common stock	141	140,149	10					140,300
Issuance of notes receivable for purchases of common stock				(383)				(383)
Net loss						(9,200)		(9,200)
Foreign currency translation adjustments							6,281	6,281

Total comprehensive loss								(2,919)

Balance at September 30, 2002	141	140,159	—	(383)	—	(9,200)	6,281	136,998
Issuance of common stock	6	5,687						5,693
Interest on notes receivable accrued				(10)				(10)
Net income						4,039		4,039
Foreign currency translation adjustments							459	459

Total comprehensive income								4,498

Balance at September 30, 2003	147	145,846	—	(393)	—	(5,161)	6,740	147,179
Interest on notes receivable accrued				(4)				(4)
Distribution in connection with acquisition of Gains Asia						(5,510)		(5,510)
Special cash dividend				71		(17,964)		(17,893)
Deferred stock option compensation		683			(683)			—
Amortization of deferred stock option compensation					38			38
Shares canceled from key employee equity plan		(50)		50				—
Net income						6,963		6,963
Foreign currency translation adjustments							2,470	2,470

Total comprehensive income								9,433

Balance at September 30, 2004	$147	$146,479	$—	$(276)	$(645)	$(21,672)	$9,210	$133,243

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

1.     Basis of Presentation

     IPC Acquisition Corp. (the “Company”) was incorporated in Delaware and initially capitalized on November 15, 2001 for the purpose of entering into a purchase agreement to acquire: (1) 100% of the shares of common stock of IPC Information Systems, Inc. and 100% of the ordinary shares of Asia Global Crossing IPC Financial Services Australia Pty Ltd. from Global Crossing Ltd. (“Global Crossing”) and its affiliates and (2) various assets owned by affiliates of Global Crossing related to the operation of these businesses (collectively “IPC Information Systems”). The Company did not have any assets or operations prior to its acquisition of IPC Information Systems. As used herein, the “Company” refers to IPC Acquisition Corp. and its subsidiaries.

     Effective December 20, 2001, pursuant to a purchase agreement, as amended, between IPC Acquisition Corp. and Global Crossing, IPC Acquisition Corp. completed the acquisition of IPC Information Systems (the “IPC Information Systems Acquisition”). The Company’s financial statements for the periods from November 15, 2001 (date of initial capitalization) to September 30, 2004 are substantially comprised of the funding and closing of the IPC Information Systems Acquisition on December 20, 2001 and the results of operations of IPC Information Systems from the closing through September 30, 2004. Under the purchase agreement, the total purchase price for the shares and assets was $360.0 million, subject to various adjustments for working capital and customer advances.

     The Company, headquartered in New York, provides mission-critical voice communications solutions to enterprises globally, primarily in the financial services industry as well as the command and control operations within the following industries: public safety organizations, government and military agencies, power, energy and utility companies (“PE&U”), and transportation companies. These solutions are composed of both products and services. Products include the design, manufacture, and installation of turret systems and associated hardware, voice recording equipment, intercoms and microphones. Within the Company’s product offerings it also provides software applications. Some of these software applications reside on equipment designed by the Company’s and others reside on the customers’ network infrastructure. Services include equipment maintenance, network voice and data services, management of relocations and day-to-day moves, as well as enhanced services like remote monitoring and proactively servicing elements of a customer’s communications infrastructure.

     The Company markets its products and services worldwide in major financial centers, with the majority of its revenues and employees located in the United States.

     Unless otherwise indicated, all references to years are references to the Company’s fiscal year ended September 30.

2.     Summary of Significant Accounting Policies

Principles of Consolidation and Combination

     The combined financial statements for the period from October 1, 2001 to December 20, 2001 include the accounts of IPC Information Systems (the “Predecessor”). Intercompany balances and transactions have been eliminated.

     The consolidated financial statements for 2004 and 2003, and the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 include the accounts of the Company and its wholly owned subsidiaries. The principal activities of the Company consist of the acquisition of IPC Information Systems, Inc. and the results of operations of the acquired business from December 20, 2001 through September 30, 2004 as well as the results of operations of additional acquired businesses during that same period. Intercompany balances and transactions have been eliminated.

Revenue Recognition

     Revenue from product sales and installation is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and the delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. The cost of providing a one year warranty on the Company’s equipment are estimated and accrued at the time the equipment is sold. In addition, contracts for annual recurring services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from network services is generally billed at the beginning of the month and recognized in the same month.

     Revenue from software licenses is recognized in accordance with SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 92-2, Software Revenue Recognition, With Respect to Certain Transactions.” Software revenue is recognized when a customer enters into a non-cancelable contract or license agreement, the software product has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the contract or license fees are fixed or determinable and collection is considered probable. Amounts received in advance of meeting these criteria are deferred. Revenue from support and maintenance contracts is recognized ratably over the contract period.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

Cash and Cash Equivalents

     The Company maintains cash with several high credit quality financial institutions. Temporary cash investments with original maturities of three months or less are considered cash equivalents. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk.

Trade Receivables

     Trade accounts receivable potentially expose the Company to concentrations of credit risk, as a large volume of business is conducted with several major financial institutions, primarily companies in the brokerage, banking and financial services industries. To help reduce this risk, customers are progress-billed prior to the completion of the contract. Uncollected accounts receivable recorded in customer advances amounted to $12.4 million at September 30, 2004 and $2.7 million at September 30, 2004.

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

Inventories

     Inventories are stated at the lower of FIFO (first in, first out) cost or market but not in excess of net realizable value. Inventory costs include all direct manufacturing costs and applied overhead. Allowances are established based on management’s estimate of inventory on hand that is potentially obsolete or for which its market value is below cost. Cost of goods sold for the period ended September 30, 2002 reflects fair value inventory adjustments of $33.0 million associated with the purchase accounting treatment of the IPC Acquisition on December 20, 2001. There were no fair value inventory adjustments to cost of goods sold in 2004 and 2003.

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

Impairment of Long-Lived Assets

     The Company reviews long-lived assets, including property, plant and equipment and definite lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the aggregate of estimated undiscounted future cash flows expected to result from the use of the assets and the eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. No impairments have occurred to date.

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

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), effective upon the acquisition of IPC Information Systems and, in accordance with SFAS No. 142, there is no amortization of goodwill and intangible assets that have indefinite useful lives for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and 2003 and 2004. However, such assets are tested for impairment annually using the two-step process specifically provided in SFAS No. 142. Other intangible assets are carried at cost. Technology is amortized over estimated useful lives of between 3 to 7 years, customer relationships are amortized over estimated useful lives of 8 to 20 years, and proprietary software is amortized over its estimated useful life of 7 years. Trade name has been deemed to have an indefinite life and will not be subject to amortization, but instead will be subject to annual impairment tests in accordance with the provisions of SFAS No. 142. In determining that the trade name has an indefinite life, the Company considered the following factors: the ongoing active use of its trade name, which is directly associated with its market leading position in the turret business, the lack of any legal, regulatory or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on its trade name generated by its other ongoing business activities (including marketing and development of new technology and new products) and its commitment to products branded with its trade name over its 30 year history. The Company’s acquired trade name has significant market recognition and the Company expects to derive benefits from the use of such assets beyond the foreseeable future.

     The Company completed the required annual fair value test as of July 1, 2004 (the first day of the fourth quarter of 2004), and concluded that there was no impairment to its recorded goodwill or trade name. The Company believes the recorded values of goodwill of $82.6 million and trade name of $16.3 million at September 30, 2004 are fully recoverable.

Deferred Financing Costs

     As part of the acquisition of IPC Information Systems in December 2001, the Company capitalized certain debt issuance costs in the amount of $17.4 million relating to the establishment of the senior secured credit facilities and the issuance of the senior subordinated notes. These costs are being amortized over the respective lives of the debt using the effective interest method. On September 2, 2003, the Company amended and restated its senior secured credit facilities to more favorable terms. Additional debt issuance costs of $1.6 million were incurred and are also being amortized using the effective interest method according to EITF Issue No. 96-19 “Debtors Accounting for a Modification or Exchange of Debt Instruments”. Amortization expense related to deferred financing costs is included in interest expense in the accompanying consolidated statement of operations and aggregated approximately $2.1 million for 2004, $2.6 million for 2003 and $2.3 million for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002.

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

     For the period October 1, 2001 to December 20, 2001, the Predecessor had filed a consolidated Federal income tax return with its parent. The income tax provision for this period has been prepared in accordance with SFAS No. 109 and SEC Staff Accounting Bulletin Topic 1B, utilizing the separate return method. Resulting payables for taxes have been recorded as adjustments to the intercompany accounts. The Company is now required to file separate tax returns.

     Effective as of the date of the acquisition of IPC Information Systems, the Company provides deferred income taxes on the unremitted earnings of its foreign subsidiaries.

Use of Estimates

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

Foreign Currency Translation Adjustment

     The balance sheets and statements of operations of the Company’s foreign operations are measured using the local currency as the functional currency except for its subsidiary in Singapore whose functional currency is the U.S. dollar . Assets and liabilities of these foreign operations are translated at the year-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the year. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income. Taxes related to translation adjustments were $1.3 million in 2004 and $3.6 million in 2003. Gains and losses resulting from foreign currency transactions are recognized in other income (expense), including gains and losses of approximately $1.3 million in 2004, $1.4 million in 2003, ($0.3) million for the period November 15, 2001 to September 30, 2002 and $0.1 million for the period October 1, 2001 to December 20, 2001.

Fair Value of Financial Instruments

     The Company’s financial instruments at September 30, 2004 consist of accounts receivable, accounts payable and debt. As of September 30, 2004, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximates fair value, based upon the short term nature of these accounts. The fair value of borrowings under the senior secured credit facilities was $49.9 million at September 30, 2004 as it bears interest at a floating rate. The fair value of the senior subordinated notes was $165.7 million at September 30, 2004, based upon quoted trading prices at such date.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the following periods:

	Fiscal Years		Period from
	Ended		November 15, 2001
	September 30,		to
	2004	2003	September 30, 2002
Risk free interest rate	2.39%	2.1%	3.5%
Expected life	4 years	4 years	5 years
Expected volatility	64.9%	90.0%	74.2%

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

     For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over their vesting periods. The weighted-average grant date fair value of options granted was $5.76 for 2004, $5.30 for 2003 and $6.28 for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002. The Company’s pro forma net income (loss) for all periods presented is shown below. These amounts may not necessarily be indicative of the pro forma effect of SFAS 123 for future periods in which options may be granted.

     As a result of the dividend paid in December 2003, the fair value of the Company’s common stock was reduced by the amount of the dividend, or $1.22 per share. The exercise price of certain stock option grants was modified to reflect the revised fair value. Additional compensation expense has been included in the pro forma disclosure in fiscal year 2004 to account for the incremental fair value of the modified options that have vested. The effect of the modification relating to unvested options will be recognized over the vesting period.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

     If the Company elected to recognize compensation expense based on the fair value of the options granted at grant date, as prescribed by SFAS 123, net income (loss) would have been adjusted to the pro forma amounts indicated in the table below (in thousands):

				Predecessor
	Fiscal Years		Period from	Period from
	Ended		November 15, 2001	October 1, 2001
	September 30,		to	to
	2004	2003	September 30, 2002	December 20, 2001
Reported net income (loss)	$6,963	$4,039	$(9,200)	$(11,028)
Add back total stock-based employee compensation determined under APB 25 intrinsic value method, net of tax	19	—	—	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(1,655)	(825)	(326)	—

Pro forma net income (loss)	$5,327	$3,214	$(9,526)	$(11,028)

Reclassifications

     Certain items in the September 30, 2003 and 2002 financial statements have been reclassified from amounts previously reported to conform to the presentation of the September 30, 2004 consolidated financial statements.

Guarantees

     FASB Interpretation No. 45 (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The requirements of FIN 45 are applicable to the Company’s guarantee of a real estate lease for a former affiliate. The Company’s guarantees subject to the recognition and disclosure requirements of FIN 45 were not material as of September 30, 2004 and September 30, 2003.

     The Company provides certain indemnification provisions within its product sales agreements, to protect its customers from any liabilities or damages resulting from a claim of misappropriation or infringement by third parties relating to its software. The Company has never incurred a liability relating to one of these indemnification provisions in the past and management believes that the likelihood of any future payout relating to these provisions is unlikely. Therefore, the Company has not recorded a liability during any period for these indemnification provisions.

Recent Accounting Pronouncements

     On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). Statement 123(R) is effective for the Company in the quarter that begins July 1, 2005. The adoption of Statement 123(R) could materially impact the Company’s consolidated financial statements.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

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

     The Company believes that all tax returns required to be filed in respect of IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition have been filed. These returns consist of consolidated tax returns with Global Crossing, and, where required by law, separate tax returns for IPC Information Systems, Inc. and/or its subsidiaries.

     The aggregate amount of taxes for which the Company has received notices of taxes due and estimated amounts for probable assessments from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million and, as of September 30, 2004, the Company has made settlement payments aggregating $1.9 million, including a $1.1 million payment made to one jurisdiction in May 2004. The Company estimates that its exposure for additional tax liabilities relating to periods prior to the acquisition in excess of amounts accrued is zero, which has been reduced from an original range of zero to $36.0 million as a result of the Company’s settlement negotiations. In computing its estimated potential tax liabilities, the Company took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although the Company believes that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by the Company of a significant amount of theses potential tax liabilities should not have a material adverse effect on the Company’s financial condition and results of operations. In that event, the Company cannot make assurances that it will be able to obtain additional financing on commercially reasonable terms, or at all.

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

     The Company leases six floors at 67-73 Worship Street, London, England. In connection with the purchase agreement relating to the Company’s acquisition of IPC Information Systems, Global Crossing subleased from the Company five of the six floors at this location for its telecommunications and networking equipment and personnel. In August 2004, the Company renegotiated the Worship Street facility lease with the landlord. Simultaneously, the Company entered into an agreement with Global Crossing which released them of their sublease obligations. As consideration for permitting early termination of its sublease, Global Crossing consented to a distribution to the Company of approximately $1.5 million from an escrow account established pursuant to a prior settlement agreement.

     Set forth below are the unaudited pro forma results of operations of the Company for the period October 1, 2001 to December 20, 2001, as if the acquisition of IPC Information Systems and the related financings had occurred as of the beginning of the period.

     The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent the results of operations of the Company for the periods described above had the acquisition of IPC Information Systems and the related financings occurred as of the beginning of the period, or to project the results for any future period.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
September 30, 2004

     The unaudited pro forma financial information gives effect to (a) the acquisition of IPC Information Systems (b) the offering of the outstanding senior subordinated notes, (c) term loan borrowings under the Company’s previously existing senior secured credit facilities, (d) the purchase accounting adjustments associated with the acquisition of IPC Information Systems, (e) the common equity contribution and (f) the related fees and expenses. The unaudited pro forma financial information of the Company does not include various one-time costs for operating expenses and capital expenditures associated with establishing the Company as a stand-alone entity but does include the restructuring charge of $0.8 million.

Predecessors
Period from
October 1, 2001
to
(dollars in thousands)	December 20, 2001
Revenue	$46,239
Loss from continuing operations	$(4,488)
Net loss	$(3,870)

Acquisition of Hitachi Turret Business

     On March 11, 2002, the Company entered into an agreement to purchase the international customer base and related assets of the turret business of Hitachi, Ltd for approximately $2.5 million. This transaction was completed on March 29, 2002, and was accounted for under the purchase method of accounting in accordance with SFAS No. 141. On a proforma basis, this acquisition did not have a material impact on the Company’s results of operations for the period October 1, 2001 to December 20, 2001, and the period November 15, 2001 (date of initial capitalization) to September 30, 2002.

Gains US and UK Acquisition

     On April 30, 2003, the Company exercised its option to purchase Gains International (US) Inc. and Gains International (Europe) Limited (collectively “Gains US and UK”) from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., who own substantially all of the Company’s common stock, for 664,380 shares of common stock valued at approximately $5.7 million, deferred purchase consideration of $3.1 million and earn-out consideration of approximately $3.6 million. There is no further contingent consideration in connection with this acquisition. This transaction followed the completion of a transaction involving the sale of Gains International (US) Inc., Gains International (Europe) Limited and Gains International Asia Holdings Limited to entities formed by GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. In connection with the acquisition of the Gains US and UK entities, the Company established a restructuring reserve in purchase accounting for the abandonment of the Gains UK office located in London totaling $1.9 million. The reserve includes the remainder of the required rental lease payments of $1.5 million as well as relocation costs for staff and equipment of $0.4 million. The Company expects the relocation to occur in its fiscal 2005 second quarter. As of September 30, 2004 no charges have been recorded against the reserve.

     The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition. The purchase price on the date of the acquisition exceeded the fair market value of the net assets acquired by approximately $11.3 million and was recorded as goodwill on the consolidated balance sheet and is recorded in our Financial Services segment. The primary factor that contributed to a purchase price that resulted in the recognition of goodwill is the potential ability of network services to generate income from operations and cash flows from operating activities in the future. The goodwill and intangible assets are not amortizable for income tax purposes.

Condensed Balance Sheet (dollars in thousands)
Current assets	$6,115
Property, plant and equipment, net	2,645
Goodwill	11,324
Intangible assets	1,664
Other long-term assets	12

Total assets acquired	21,760

Current liabilities	9,345
Deferred purchase consideration	3,128
Earn-out consideration	3,594

Total liabilities assumed	16,067

Acquisition consideration at closing	$5,693

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

     The acquisition of Gains US and UK was accounted for using the purchase method of accounting in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS 141”) and accordingly, the Company’s consolidated results of operations for 2004 include the operating results of Gains US and UK from the date of purchase. The following table represents the allocation of the excess of the purchase price over the historical cost of the net tangible assets acquired (in thousands):

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

Gains Asia Acquisition

     On January 6, 2004, the Company purchased Gains International Asia Holdings Limited (“Gains Asia”) from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. for approximately $17.4 million in cash consideration, including an advance payment of $5.5 million made in October 2003, an $11.7 million payment at closing, and a $0.2 million payment in April 2004. This transaction followed the acquisition of Gains US and UK in April 2003 and completes the purchase of all the Gains related entities. With the acquisition of Gains Asia, the Company expanded its private global voice and data network into the Asia Pacific region.

     The following table summarizes the carryover basis of the assets acquired and the liabilities assumed at the date of the acquisition. The Company paid approximately $5.5 million in excess of the carryover basis of the net assets acquired to GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. This excess payment has been treated as a distribution and the assets and liabilities have been recorded at carryover basis based on the amount GSCP 2000 paid for them. The intangible assets are not amortizable for income tax purposes.

Condensed Balance Sheet (dollars in thousands)
Current assets	$5,123
Property, plant and equipment, net	991
Intangible assets	8,393

Total assets acquired	14,507

Current liabilities	2,252
Advance payment and other liabilities	5,848

Total liabilities assumed	8,100

Distribution to parent	5,510

Consideration at closing	$11,917

     The Company’s consolidated results of operations for 2004 include the operating results of Gains Asia from the date of purchase.

Proforma Financial Information for Gains US and UK and Gains Asia Acquisitions

     Set forth below is the unaudited pro forma consolidated results of operations of the Company for 2004 and 2003, assuming the Gains US and UK and Gains Asia acquisitions occurred as of the beginning of 2003.

     The unaudited pro forma condensed financial information is presented for informational purposes only and does not purport to represent the results of operations of the Company for the periods described above had the Gains US and UK and Gains Asia acquisitions occurred as of the beginning of each period, or to project the results for any future period.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

	Fiscal Years Ended
	September 30,
(dollars in thousands)	2004	2003
Revenue	$266,799	$236,521
Income from continuing operations	$11,116	$3,088
Net income	$7,591	$3,415

Investment in Purple Voice

     IPC UK Holdings Limited (“IPC UK”), a subsidiary of the Company, entered into a series of transactions with Purple Voice, a business-to-business Internet Protocol (“IP”) software company that provides Voice over IP (“VoIP”) solutions to the financial community. VoIP is the method by which voice communication is delivered over an electronic network. As a result of these transactions which closed on August 1, 2003:

•	IPC UK acquired approximately 40% of the outstanding common shares (calculated on a non-diluted basis) and obtained voting control of Purple Voice together with a warrant for additional shares from certain minority shareholders of Purple Voice for approximately $120,000;

•	IPC UK invested $1.0 million in a 7% secured convertible note, due September 2007, issued by Purple Voice, which is convertible into 49% of Purple Voice’s share capital on a fully diluted basis;

•	The remaining shareholders of Purple Voice granted a call option to IPC UK, which permits IPC UK to acquire the remaining issued share capital of Purple Voice for an aggregate amount of $0.8 million; and

•	IPC Information Systems, Inc. and Purple Voice entered into an agreement under which IPC Information Systems, Inc. has been appointed Purple Voice’s exclusive reseller worldwide.

     On a pro forma basis, this acquisition did not have a material impact on the Company’s results of operations for 2003.

     During 2004, IPC UK acquired additional shares and share warrants in Purple Voice from Scipher PLC and certain individual shareholders for a total consideration of approximately $512,000. Following those acquisitions, IPC UK holds approximately 99% of the currently outstanding common shares (calculated on a non-diluted basis) of Purple Voice and a commitment to acquire the remaining shares for approximately $55,000 in January 2005.

4. Discontinued Operations

     In May 2004, the Board of Directors of the Company approved a formal plan to sell certain assets related to its Information Transport Systems (“I.T.S.”) segment to a group of private investors. The I.T.S. segment was a low margin business that no longer fit into the Company’s long-term growth plans. The sale closed in July 2004. For the year ended September 30, 2004, the Company recorded a $3.5 million loss from discontinued operations, net of tax, which included a cash requirement of $0.8 million, primarily for existing equipment and property leases and other expenses and operating losses of $2.1 million, and non-cash charges of $3.3 million for the write down of goodwill, other intangibles and owned equipment, partially offset by a tax benefit of $2.7 million.

     Under the terms of the sale agreement and the transition services agreement, the Company agreed to continue funding payroll and material procurement through October 31, 2004. Such amounts are due to the Company by the new company (“Newco”) and are secured by the billings on such work to the customer as well as all the assets sold to Newco. The Company has agreed to provide billing and collection services and the collection of amounts due to the Company by Newco is through the right of offset of collections on Newco customer billings. The Company has also agreed to allow Newco to obtain labor through the Company’s labor pooling agreement with KEC-NY and KEC-NJ for one year and has obtained consent from KEC-NY and KEC NJ for such use.

     As of September 30, 2004, the amounts outstanding due to the Company from Newco and collectible by the right of offset through Newco’s billings and collections is $7.1 million.

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

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

     The assets and liabilities of discontinued operations as of September 30, 2004 and September 30, 2003 are as follows (in thousands):

	September 30,
	2004	2003
Assets of discontinued operations:
Accounts receivable, net	$2,518	$19,792
Inventories, net	—	7,668
Intangibles and other assets	70	3,830

	$2,588	$31,290

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$639	$1,552
Customer advances	—	2,235
Other liabilities	—	33

	$639	$3,820

     The results of operations related to discontinued operations for 2004 (through the July 2004 disposal date) and 2003, the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the period from October 1, 2001 to December 20, 2001 are as follows (in thousands):

				Predecessor
	Fiscal Years		Period from	Period from
	Ended		November 15, 2001	October 1, 2001
	September 30,		to	to
	2004	2003	September 30, 2002	December 20, 2001
Revenue	$21,480	$52,795	$38,629	$12,541
Cost of goods sold	22,419	49,898	35,575	10,735

Gross profit	(939)	2,897	3,054	1,806
Operating expenses	1,167	2,320	3,136	716

Operating income (loss) from discontinued operations before income taxes	(2,106)	577	(82)	1,090
Loss on disposal of operations	(4,110)	—	—	—
Income tax expense (benefit)	(2,691)	250	(36)	472

Income (loss) from discontinued operations	$(3,525)	$327	$(46)	$618

5. Inventories (in thousands)

	September 30,
	2004	2003
Components and manufacturing work in process	$13,450	$5,980
Inventory on customer sites awaiting installation	15,401	10,196
Parts and maintenance supplies	2,325	6,552

	$31,176	$22,728

6. Property, Plant and Equipment (in thousands)

	September 30,
	2004	2003
Building	$1,893	$1,893
Furniture and fixtures, machinery and equipment	28,864	25,082
Network equipment	8,180	3,464
Leasehold improvements	4,436	2,567
Land	1,349	1,349

	44,722	34,355
Less: accumulated depreciation	(19,876)	(10,504)

	$24,846	$23,851

     Depreciation and amortization expense was $9.4 million for 2004, $6.6 million for 2003, $3.7 million for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and $1.4 million for the period from October 1, 2001 to December 20, 2001.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

7. Goodwill and Intangible Assets (in thousands)

     The Company adopted SFAS No. 142, effective December 20, 2001 (the date of the acquisition of IPC Information Systems). Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, they are reviewed for impairment annually or more frequently if certain indicators arise. Had the Predecessor been accounting for its goodwill and indefinite lived intangible assets (trade name) under SFAS No. 142, the Predecessor’s net income (loss) as compared to the Company’s historical net income (loss) would have been as follows:

				Predecessor
	Fiscal Years		Period from	Period from
	Ended		November 15, 2001	October 1, 2001
	September 30,		to	to
	2004	2003	September 30, 2002	December 20, 2001
Reported net income (loss)	$6,963	$4,039	$(9,200)	$(11,028)
Add back goodwill amortization, net of tax	—	—	—	2,978
Add back amortization of indefinite lived intangible assets, net of tax	—	—	—	950

Adjusted net income (loss)	$6,963	$4,039	$(9,200)	$(7,100)

     The following table reflects the changes in goodwill for each of the Company’s segments for 2004 and 2003:

	Trading	Network
	Systems	Services	Consolidated
Balance at October 1, 2003	$71,308	$—	$71,308
Additions (primarily related to the acquisition of Gains US and Gains UK)	—	11,324	11,324
Effect of currency translation adjustments	1,730	189	1,919
Reductions (primarily related to the settlement and rejection agreement with Global Crossing)	(2,443)	—	(2,443)

Balance at September 30, 2003	70,595	11,513	82,108
Effect of currency translation adjustments	1,750	505	2,255
Reductions (primarily related to the Worship street lease in 2004)	(1,742)	—	(1,742)

Balance at September 30, 2004	$70,603	$12,018	$82,621

     The following table reflects the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets included in the consolidated balance sheets and recorded in the Financial Services segment as of the dates indicated:

	September 30,
	2004	2003
Intangible assets:
Amortized intangible assets:
Technology	$46,044	$46,346
Customer relationships	163,123	154,730
Effect of currency translation adjustments	7,721	6,081
Accumulated amortization-technology	(18,352)	(11,517)
Accumulated amortization-customer relationships	(22,905)	(14,010)

Net carrying amount	$175,631	$181,630
Non-amortized intangible assets:
Trade name	16,300	16,300

Net carrying amount	$191,931	$197,930

     Amortization expense for those intangible assets still required to be amortized under SFAS No. 142 was $15.8 million for 2004, $14.5 million for 2003 and $11.1 million for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002. Amortization expense for goodwill and intangible assets prior to the adoption of SFAS No. 142 was $9.3 million for the period from October 1, 2001 to December 20, 2001.

     Estimated annual amortization expense for 2005 and each of the four succeeding years for intangible assets required to be amortized under SFAS 142 are as follows:

(dollars in thousands)	2005	2006	2007	2008	2009
Estimated annual amortization expense	$16,052	$16,052	$15,645	$15,645	$10,920

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

8. Accrued Expenses and Other Current Liabilities (in thousands)

	September 30,
	2004	2003
Accrued compensation and benefits	$12,851	$7,469
Warranty reserves	1,577	1,889
Sales taxes payable	2,698	137
Job accruals	1,093	1,758
Accrued transaction costs	1,885	2,124
Accrued carrier costs	5,621	3,650
Current portion of deferred compensation	856	692
Accrued interest	5,232	5,299
Other accruals	4,171	4,005

	$35,984	$27,023

9. Long Term Debt

Senior Secured Credit Facilities

     On December 20, 2001, the Company entered into the senior secured credit facilities comprised of a $105.0 million term loan and a $15.0 million revolving credit facility. On September 2, 2003, the Company amended and restated its senior secured credit facilities. The amended and restated senior secured credit facilities consisted of a $25.0 million revolving credit facility and a $55.0 million term loan. The term loan was borrowed in full at closing. On April 20, 2004, the Company completed an agreement to increase the availability under the revolving credit facility by $10.0 million. As of September 30, 2004 the total amount available for borrowing and letters of credit under the revolving credit facility is $35.0 million, of which $30.7 million was available as of September 30, 2004, after taking into account $4.3 million of outstanding letters of credit, provided, however, that the Company can increase the committed amount under these facilities by up to $15.0 million so long as one or more lenders agrees to provide this incremental commitment and other customary conditions are satisfied. The Company’s senior secured credit facilities mature on August 29, 2008. The term loan facility is required to be repaid by the Company in consecutive quarterly installments of $137,500 through September 30, 2007 and $13.2 million on each quarterly installment thereafter and on the term loan maturity date. For 2004, the weighted average interest rate for borrowings outstanding under the amended and restated senior secured credit facilities was 4.93%. The senior secured credit facilities and related interest expense is recorded on the Company’s Financial Services segment with no allocation of interest expense made to the Command and Control segment. The Company’s is also required to pay a commitment fee equal to 0.50% per annum of the average daily unused amount of the committed amount of the revolving credit facility, a fronting fee in an amount not to exceed 0.50% per annum of the average aggregate daily amount available to be drawn under all letters of credit issued under the Company’s senior secured credit facilities and customary administrative agent and letter of credit charges.

     Borrowings under the Company’s senior secured credit facilities bear interest, at the Company’s election, either based on a prime rate index plus the applicable margin or a LIBOR rate index plus the applicable margin. The applicable margin is: if the Company’s senior secured leverage ratio, as defined in the senior secured credit facilities, is greater than 1.00:1.00, with respect to LIBOR rate loans, 4.00% per annum and with respect to prime rate loans, 3.00% per annum, and if the Company’s senior secured leverage ratio is less than 1.00:1.00, with respect to LIBOR rate loans, 3.50% per annum and with respect to prime rate loans, 2.50% per annum.

     Mandatory prepayments of the senior secured credit facilities are required upon the occurrence of certain events, including certain asset sales, equity issuances and debt issuances, as well as from 50% of the Company’s excess cash flow, as defined in the senior secured credit facilities, in 2004 and thereafter. Excess cash flow is defined in the Company’s credit agreement as: (1) the sum of net income, interest expense, provisions for taxes, depreciation expense, amortization expense, other non-cash items affecting net income and to the extent included in calculating net income, expenses incurred by the Company in connection with an amendment of the then existing credit agreement, certain restructuring expenses and prepayment premiums in connection with prepayment of loans under the then existing credit agreement, plus (2) a working capital adjustment less (3) scheduled repayments of debt, capital expenditures, cash acquisitions and certain investments, cash interest expense and provisions for taxes based on income.

     Within 90 days of our fiscal year end, under the terms of the senior secured credit facilities, the Company is required to make a mandatory excess cash flow payment of $6.6 million, of which $5.0 million was paid at September 30, 2004. The Company was not required to make a mandatory excess cash flow repayment for the year ended September 30, 2003, however, on March 3, 2003, the Company voluntarily prepaid $14.0 million in term debt on its then existing senior secured credit facilities.

     Obligations under the senior secured credit facilities are secured by a first priority security interest in substantially all of the Company’s assets and the assets of its domestic subsidiaries and by a pledge of 100% of the shares of its domestic subsidiaries and 65% of the shares of direct foreign subsidiaries. The Company’s domestic subsidiaries have unconditionally guaranteed its obligations under the senior secured credit facilities.

     The senior secured credit facilities contain customary affirmative covenants as well as negative covenants that, among other things, restrict the Company’s and its subsidiaries’ ability to: incur additional indebtedness (including guarantees of certain obligations); create liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; enter into capital leases; pay dividends or make other payments in respect of capital stock; make acquisitions; make investments, loans and advances; enter into transactions with affiliates; make payments with respect to or modify subordinated debt instruments; enter into sale and leaseback transactions; change the fiscal year or lines of business; and enter into agreements with negative pledge clauses or clauses restricting subsidiary distributions.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

     The senior secured credit facilities also contain minimum interest coverage and fixed charge coverage ratios and maximum senior secured and total leverage ratios as well as a restriction on the amount of capital expenditures the Company can incur in a fiscal year. At September 30, 2004, the Company was in compliance with all requirements of the senior secured credit facilities.

     As of September 30, 2004, remaining annual principal repayments required under the $55.0 million term loan, (including $1.6 million due on December 29, 2004 of excess cash flow amounts as defined in our credit facilities), are as follows (in thousands):

2005	2006	2007	2008	2009	Total
$2,157	$550	$550	$46,193	—	$49,450

Senior Subordinated Notes

     The Company issued $150.0 million in aggregate principal amount of 11.50% senior subordinated notes on December 20, 2001 to fund a portion of the consideration for the acquisition of IPC Information Systems. Under the terms of the indenture governing the senior subordinated notes, the Company may, subject to certain restrictions, issue additional notes up to a maximum aggregate principal amount of $250.0 million. The senior subordinated notes mature on December 15, 2009 and are callable, at the Company’s option, beginning in December 2005. The senior subordinated notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior debt, including the senior secured credit facilities, are pari passu in right of payment with any future senior subordinated indebtedness of the Company, and are unconditionally guaranteed by certain of the Company’s domestic restricted subsidiaries. The senior subordinated notes and related interest expense is recorded on the Company’s Financial Services segment with no allocation of interest expense made to the Command and Control segment.

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

10. Deferred Compensation and Other Benefit Plans

Deferred Compensation

     The Company has deferred compensation agreements with certain past key officers and employees. Amounts to be paid range from $3,330 to $350,000 per individual per annum and are non-interest-bearing, with the payments commencing on specified dates. Payments began in 1992 and continue through 2019. The gross and discounted present value (using an interest rate of 7.5%), net of cash payments, of the amounts to be paid under these agreements aggregated $4.9 million and $3.5 million, respectively, at September 30, 2004.

     Approximate payments for subsequent fiscal periods related to the deferred compensation agreements at September 30, 2004, are as follows (in thousands):

September 30,:
2005	$856
2006	521
2007	490
2008	465
2009	423
Thereafter	2,129

Total minimum payments	4,884
Less amount representing interest	(1,342)

Present value of minimum payments	$3,542

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

Pension Plans

     The Company offers its qualified U.S. employees the opportunity to participate in a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 100% of their annual compensation, subject to certain limitations ($13,000 for the year ended December 31, 2004). The Company’s matching contributions are subject to the discretion of the board of directors. IPC UK, IPC Singapore, IPC Hong Kong and IPC Australia have defined contribution plans covering their employees. Employee contributions are limited by statute, generally not to exceed 17.5% (UK), 13.0% (Singapore), 10.0% (Hong Kong) and 9.0% (Australia) of base salary. The Company’s contributions to these plans, net of forfeitures, was $1.9 million for 2004, $1.6 million for 2003, $0.5 million for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and $0.1 million for the period from October 1, 2001 to December 20, 2001.

     The Company paid to Kleinknecht Electric Company—New York (“KEC-NY”) and Kleinknecht Electric Company—New Jersey (“KEC-NJ”), both former affiliated companies owned by one of the Company’s minority stockholders, in accordance with labor pooling agreements, approximately $3.8 million for 2004, $5.0 million for 2003, $5.6 million for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and $1.9 million for the period from October 1, 2001 to December 20, 2001. These payments represented pass-through contributions to various union sponsored pension plans.

Stock Option Plan

     In February 2002, the Company adopted the 2002 Stock Option Plan. The option plan provides for the grant of options to purchase shares of the Company’s common stock to selected employees, officers, consultants and directors. The purpose of the option plan is to provide an incentive to employees, officers, consultants and directors to devote their abilities and industry to the Company’s success. The maximum number of shares that may be made the subject of options granted under the option plan is 1,950,000 shares; the Company has reserved such amount of shares of common stock for issuance upon the exercise of its outstanding stock options. The Company accounts for stock options pursuant to APB Opinion No. 25 “Accounting for Stock Options Issued to Employees.” Accordingly, no compensation expense was recognized for these grants.

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

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

     Stock option transactions for the period from October 1, 2001 to September 30, 2004 are as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at November 15, 2001 (date of initial capitalization)	—	$8.78
Granted	769,550	$8.78
Exercised	—	—
Cancelled	(18,525)	$8.78

Outstanding at September 30, 2002	751,025	$8.78
Granted	1,029,650	$8.78
Exercised	—	—
Cancelled	(98,775)	$8.78

Outstanding at September 30, 2003	1,681,900	$8.78
Granted	336,975	$8.78
Exercised	—	—
Cancelled	(87,775)	$8.78

Outstanding at September 30, 2004	1,931,100	$8.78

     Of the total stock options outstanding, 588,906 were exercisable at September 30, 2004 and the remaining weighted average contractual life is 8.4 years. The amount of additional stock options available to be granted pursuant to the option plan was 18,900 at September 30, 2004.

     The Company has concluded that fair value of the underlying shares of its common stock was in excess of the exercise price of options granted in the third and fourth quarter of 2004. In connection with this determination, the Company recorded $38,000 of stock compensation expense based on option vesting schedules and $645,000 of deferred stock compensation related to future vesting of these options.

     The special cash dividend that was declared by the Company on December 31, 2003 reduced the market value per share of the Company’s common stock. As a result, in order to provide equitable treatment to holders of stock options to purchase the Company’s common stock, the Company repriced the exercise price of all of its outstanding stock options from $10.00 per share to $8.78 per share on December 31, 2003. This repricing does not require variable accounting treatment for such options (recording future compensation expense based upon changes in the fair value of the options). The reduction in the exercise price of $1.22 per share is equivalent to the per share amount of the special cash dividend to stockholders at that date and reflects the reduction in market value per share of the Company’s common stock caused by the special cash dividend.

Key Employee Equity Investment Plan

     In February 2002, the Company adopted the Key Employee Equity Investment Plan. Under the plan, certain key employees, officers and directors may be given the opportunity to purchase shares of the Company’s common stock at its current fair market value. The plan is administered by the compensation committee of the Company’s board of directors, which determines the individuals who may participate in the plan, the number of shares offered to each participant and the terms and conditions of each offer. Up to 100,000 shares in the aggregate may be sold under the plan. The shares are subject to certain transfer restrictions. Prior to the adoption of the Sarbanes-Oxley Act in July 2002, all participants were permitted to pay for up to two-thirds of the purchase price with a promissory note that is secured by the purchased shares. Since the adoption of the Sarbanes-Oxley Act, certain participants may no longer be permitted to purchase shares under the plan with such promissory notes. Through September 30, 2004, 60,000 shares were purchased and 5,788 shares were returned under the plan by certain directors, officers and other key employees. During 2004 and 2003, no shares were purchased by such directors, officers and other key employees. Promissory notes received by the Company for shares purchased by directors, officers and other key employees of the Company, prior to the adoption of the Sarbanes-Oxley Act, totaled $0.4 million. The interest rate for the promissory notes received is equal to the applicable federal rate which is currently 1.49%. The promissory notes are due on the first of the three following events to occur: (1) the later of the fifth anniversary of the date the promissory note was issued or the 180th day immediately following an initial public offering of the Company’s stock, (2) the 30th day following termination of employment, or (3) the 180th day following death.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

11. Restructuring Charge

     In connection with the acquisition of the Gains US and UK entities in April 2003, the Company established a restructuring reserve in purchase accounting for the abandonment of the Gains UK office located in London totaling $1.9 million. The reserve includes the remainder of the required rental lease payments of $1.5 million as well as relocation costs for staff and equipment of $0.4 million. The Company expects the relocation to occur in its fiscal 2005 second quarter. As of September 30, 2004 no charges have been recorded against the reserve.

     In the fourth quarter of 2002, the Company reduced its work force by approximately 8%, or 75 employees, to reduce fixed costs in 2003. The reduction in work force included 21 employees from the Company’s engineering staff, 35 employees from the Company’s operations staff and 19 employees from the Company’s corporate staff. The total amount of severance and other benefits charged to the selling, general and administrative category of the Company’s statement of operations in the fourth quarter of 2002 was $0.6 million and was paid in full in 2003. There were no restructuring charges incurred in 2004 and 2003.

12. Foreign Currency Instruments

     As an international company, the Company is exposed to foreign currency risk. For 2004 and 2003, the Company did not enter into any foreign currency hedging instruments or any other derivatives transactions. In order to minimize the risk caused by currency fluctuations, the Company entered into two foreign currency hedging contracts, commonly known as collars, in the third quarter of 2002 and recognized a loss of $0.3 million as a component of other income and expense in the consolidated statement of operations in connection with the settlement of these collars. The Company used these collars to minimize exchange rate risk when repatriating funds from its UK subsidiary. The Company repatriated these funds in September 2002 in connection with its required bank debt repayments. The currency hedged was the British Pound.

13. Commitments and Contingencies

Operating Leases

     The Company, through its subsidiaries, has entered into various operating leases for real estate, equipment, automobiles and telecommunications lines and circuits. The Company also subleases a portion of its space at its Worship Street office in London, England.

     Rental expenses under operating leases were $6.1 million for 2004, $6.4 million for 2003, $4.0 million for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and $0.9 million for the period from October 1, 2001 to December 20, 2001. Sub-lease income was $1.0 million for 2004, $1.0 million for 2003, $0.7 million for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and $0.1 million for the period from October 1, 2001 to December 20, 2001. Future minimum annual rental payments required under noncancellable operating leases and future sublease income at September 30, 2004 is as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Rental expense	$5,304	$4,633	$5,042	$3,995	$3,858	$5,559	$28,391
Sub-lease income	$342	—	—	—	—	—	$342

Network Carrier Commitments

     A portion of the Company’s cost of goods sold includes the cost to lease bandwidth from certain telecommunications providers. The Company’s larger commitments are through contracts with MCI, Verizon, Broadwing, Level 3, and Sprint Canada. The largest commitments are with MCI for 24 months and Sprint Canada for 18 months. These contracts contain minimum usage requirements. The Company expects to fulfill the minimum usage requirements of all providers. Future minimum annual network carrier commitments at September 30, 2004 are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Network Carrier Commitments	$10,350	—	—	—	—	—	$10,350

Warranties

     The Company records a reserve for future warranty costs based on current segment sales, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The adequacy of the recorded warranty liability is assessed each quarter and adjustments are made as necessary. The specific terms and conditions of the warranties vary depending on the products sold and the countries in which the Company does business. Changes in the warranty liability for 2004 and 2003 are as follows (in thousands):

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

	September 30,
	2004	2003
Balance at beginning of period	$1,889	$2,159
Warranty accrual	2,040	2,136
Material and labor usage	(2,352)	(2,406)

Balance at end of period	$1,577	$1,889

Legal Proceedings

     Except for the four lawsuits described below, of which two involve the Company’s former I.T.S. segment, the Company and its subsidiaries are not a party to nor is the Company or its subsidiaries property subject to, any pending legal proceedings other than claims and lawsuits arising in the normal course of business. Under the terms of the sale agreement, the Company remains liable for all pre-closing liabilities relating to the I.T.S. segment, including the two lawsuits described below. Management believes the proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

     On December 15, 2004, IPC Information Systems, LLC commenced two lawsuits arising out of the unauthorized copying of the Company’s proprietary software. The first action was filed in the Southern District of New York against The Odyssey Group, Inc. doing business as The O&R Group, Inc. The complaint alleges that the Odyssey Group infringed the Company’s copyrights by soliciting and obtaining an unauthorized copy of the Company’s proprietary software from Advanced Business Communications Ltd. (“ABC”), a Canadian company. The Company’s complaint seeks recovery of the software, injunctive relief and unspecified damages from the defendants. The second action was filed in the Alberta Court of Queen’s Bench against ABC and its two principals. The statement of claim against ABC alleges misappropriation of the Company’s software, breach of contract, breach of fiduciary and common law duties and conversion and seeks injunctive relief and monetary damages.

14. Related Party Transactions

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

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

advisory services to the Company and its affiliates. Goldman, Sachs & Co. and/or its affiliates also purchase goods and services from the Company from time to time and may do so in the future.

     The Company provides project sales and installation and maintenance services negotiated on an arm’s-length basis to Goldman, Sachs & Co. Services provided by the Company are billed to Goldman, Sachs & Co, and settled through the collection of trade receivables and are consistent with pricing offered to comparable globally positioned customers. Revenue related to these services amounted to $5.7 million for 2004, $9.1 million for 2003 and $4.5 million for the period from November 15, 2001 (date of initial capitalization) to September 30, 2002. For the periods ending September 30, 2004 and 2003, the Company has recorded on its balance sheet $2.1 million and $2.9 million of trade receivables, respectively, and $1.0 and $0.9 million of customer advances, respectively, related to maintenance services provided to Goldman, Sachs & Co.

     In connection with the amendment and restatement of the Company’s senior secured credit facilities in September 2003, Goldman Sachs Credit Partners L.P. acted as the sole lead arranger and syndication agent. Goldman Sachs Credit Partners L.P. received $0.6 million in fees for this service.

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

Gains US and UK and Gains Asia Acquisitions

     In April 2003, the Company exercised its option to purchase Gains US and UK from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co., who own substantially all of the Company’s common stock, for 664,380 shares of common stock valued at approximately $5.7 million plus the assumption of deferred consideration of $3.1 million and earn-out consideration of approximately $3.6 million.

     In January 2004, the Company purchased Gains Asia from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. for approximately $17.4 million in cash consideration, including an advance payment of $5.5 million made in October 2003, an $11.7 payment million at closing, and a $0.2 million payment in April 2004. Included in these payments was approximately $5.5 million that the Company paid in excess over the carryover basis of the net assets acquired to GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. This excess payment has been treated as a distribution and the assets and liabilities have been recorded at carryover basis based on the amount GSCP 2000 paid for them.

Stockholders Agreement

     The Company has entered into a stockholders agreement with GSCP 2000 and the other private equity funds affiliated with Goldman, Sachs & Co. who own substantially all of the Company’s common stock and Richard Kleinknecht, a minority holder of the Company’s common stock. This agreement provides GSCP 2000 and the other Goldman, Sachs & Co. funds with various management rights, including the right to designate at least one member of our board of directors. The agreement also provides specified restrictions on Kleinknecht’s ability to transfer shares of the Company’s common stock.

Global Crossing

     Through December 20, 2001, Global Crossing and IPC performed various services and provided certain equipment for each other. Services and/or equipment provided by Global Crossing were billed to IPC and settled through a periodic cash transfer to Global Crossing. Revenue related to services provided by IPC to Global Crossing amounted to $0.4 million for the period from October 1, 2001 to December 20, 2001.

     Through December 20, 2001, Global Crossing allocated certain shared costs to IPC for items like human resources, information technology, legal and communication that amounted to $0.5 million for the period from October 1, 2001 to December 20, 2001. Additionally, Global Crossing allocated a corporate charge to IPC of $6.9 million for the period from October 1, 2001 to December 20, 2001, which represented the allocation for 2001 for services like treasury, payroll, tax compliance, legal and other professional fees. IPC allocated charges to Global Crossing for shared real estate locations that amounted to $1.0 million for the period October 1, 2001 to December 20, 2001. Management believes that the costs allocated to IPC are reasonable.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

15. Income Taxes

Pretax income (loss) consisted of the following (in thousands):

				Predecessor
	Fiscal Years		Period from	Period from
	Ended		November 15, 2001	October 1, 2001
	September 30,		to	to
	2004	2003	September 30, 2002	December 20, 2001
United States	$14,546	$2,756	$(21,998)	$(17,320)
Foreign	5,449	8,554	10,594	4,884

Total pretax income (loss)	$19,995	$11,310	$(11,404)	$(12,436)

     The provision (benefit) for income taxes consisted of the following (in thousands):

				Predecessor
	Fiscal Years		Period from	Period from
	Ended		November 15, 2001	October 1, 2001
	September 30,		to	to
	2004	2003	September 30, 2002	December 20, 2001
Current:
State and local	$672	$857	$490	$747
Foreign	2,255	4,961	4,394	1,344
Federal	1,504	810	—	2,352

	4,431	6,628	4,884	4,443

Deferred:
State	391	124	(930)	(1,050)
Foreign	(807)	(635)	(452)	—
Federal	5,492	1,481	(5,752)	(4,183)

	5,076	970	(7,134)	(5,233)

Total tax provision (benefit)	$9,507	$7,598	$(2,250)	$(790)

The components of net deferred tax assets (liabilities) are as follows (in thousands):

	September 30, 2004			September 30, 2003
	US	Foreign	Total	US	Foreign	Total
Deferred tax assets:
Inventory and receivables	$4,106	$62	$4,168	$2,001	$(5)	$1,996
Accrued expenses and deferred compensation	2,020	77	2,097	2,156	77	2,233
Net operating loss carryforwards	6,818	49	6,867	10,389	—	10,389

Total current deferred tax assets	$12,944	$188	$13,132	$14,546	$72	$14,618

Deferred tax liabilities:
Intangible assets	$(2,479)	$—	$(2,479)	$(1,599)	$—	$(1,599)
Cumulative translation adjustment	—	(4,959)	(4,959)	—	(3,625)	(3,625)
Unremitted earnings of foreign entities	(2,069)	—	(2,069)	(1,249)	—	(1,249)
Excess tax over book depreciation	(2,283)	—	(2,283)	(1,380)	—	(1,380)
Excess book over tax basis in foreign subsidiaries	—	(11,360)	(11,360)	—	(12,167)	(12,167)

Total non-current deferred tax liabilities	$(6,831)	$(16,319)	$(23,150)	$(4,228)	$(15,792)	$(20,020)

     The current income tax provision (benefit) and deferred tax asset (liability) for the Predecessor period was computed using the separate return method. Foreign earnings are assumed to be repatriated to the United States.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

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

     A reconciliation between the statutory U.S. federal income tax rate and the effective tax rate is as follows:

				Predecessor
	Fiscal Years		Period from	Period from
	Ended		November 15, 2001	October 1, 2001
	September 30,		to	to
	2004	2003	September 30, 2002	December 20, 2001
Statutory U.S. Federal tax rate	35.0%	35.0%	(35.0)%	(35.0)%
State and local income taxes, net of Federal benefit	6.6%	5.7%	5.3%	4.3%
Incremental foreign tax effect	3.9%	17.2%	9.3%	5.7%
Goodwill amortization	—	—	—	27.7%
Other, net	2.0%	9.3%	0.7%	(9.1)%

	47.5%	67.2%	(19.7)%	(6.4)%

     The Company’s effective tax rate reflects the Company’s foreign, federal and state taxes, the non-deductibility of foreign losses for federal tax purposes, the non-deductibility of certain expenses and, for 2003, taxable income at several of the Company’s foreign subsidiaries, which, combined with the lower absolute amount of pre-tax income for the 2003 periods as compared to the absolute amount of pre-tax loss for the 2002 periods, generates a more significant impact on the Company’s effective tax rate.

     The Company has U.S. federal net operating loss carryforwards of approximately $16.9 million at September 30, 2004, which expire through September 30, 2022. As of September 30, 2004 and 2003, the Company has recognized deferred tax assets related to its US federal and state net operating loss carryforwards of approximately $6.8 million and $10.4 million, respectively. In determining whether it is more likely than not that the Company will realize the benefits of the net deferred tax assets from US operations, the Company considered all available evidence, both positive and negative. The principal factors that led the Company to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002 reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by the Company and Global Crossing, also generated deductions for income tax purposes); (2) US results of operations for subsequent fiscal years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (3) the Company’s conclusion that the net US deferred tax assets were generated by an event (the Company’s purchase of the business), rather than a continuing condition. As of September 30, 2004, no circumstances have arisen that would require the Company to change such conclusion.

     The aggregate amount of taxes for which the Company has received notices of taxes due and estimated amounts for probable assessments from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million and, as of September 30, 2004, the Company has made settlement payments aggregating $1.9 million, including a $1.1 million payment made to one jurisdiction in May 2004. The Company estimates that its exposure for additional tax liabilities relating to periods prior to the acquisition in excess of amounts accrued is zero, which has been reduced from an original range of zero to $36.0 million as a result of the Company’s settlement negotiations. In computing its estimated potential tax liabilities, the Company took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although the Company believes that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by the Company of a significant amount of these potential tax liabilities should not have a material adverse effect on the Company’s financial condition and results of operations. In that event, the Company cannot make assurances that it will be able to obtain additional financing on commercially reasonable terms, or at all.

     Pursuant to the settlement and rejection agreement, Global Crossing has also paid over to the Company approximately $2.2 million for payroll and federal tax refunds received by it for periods prior to and including the date of the IPC Information Systems Acquisition. Global Crossing is also required to pay the Company any future tax refunds or credits it receives that are applicable to IPC Information Systems, Inc. and its subsidiaries for these periods. In addition to the refunds that Global Crossing has received and paid to us, the

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

Company has received an additional $3.0 million in miscellaneous refunds and credits relating to periods prior to the IPC Information Systems acquisition.

     The Company believes that all tax returns required to be filed in respect of IPC Information Systems, Inc. and its subsidiaries for periods prior to and including the date of the IPC Information Systems Acquisition have been filed. These returns consist of consolidated tax returns with Global Crossing, and, where required by law, separate tax returns for IPC Information Systems, Inc. and/or its subsidiaries.

16. Business Segment Information

     The Company, headquartered in New York, provides mission-critical voice communications solutions to the financial services trading industry as well as the command and control operations including power, energy, utility and transportation companies, public safety organizations and government and military agencies.

     Previously, the Company’s operations included three segments named Trading Systems, I.T.S. and Network Services. The I.T.S. segment was sold in June 2004 and is reported as discontinued operations for all periods presented. With the sale of I.T.S. and the acquisition of Orbacom in November 2004, the Company has now realigned its operations and has two segments named Financial Services and Command and Control. Since the Company changed its segments in its fiscal year ending 2005, it has presented segment data consistent with the prior year as well as on a proforma basis. Both the Financial Services and Command and Control segments report sales of equipment to distributors and direct sales and installations of turret systems as “Product sales and installations.” The Financial Services and Command and Control segments report revenue from equipment maintenance, including annual and multi-year service contracts, sales of network voice and data services and from MACs to existing equipment installations as “Service.”

     The Company’s primary measures to evaluate performance are direct margin (revenue less cost of goods sold, excluding indirect costs and depreciation and amortization) and income from operations. Business segment information in the tables below represents the Company’s previous method of reporting segment information for 2004 and 2003, the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the period from October 1, 2001 to December 20, 2001 which is as follows (in thousands):

	Trading	Network
For the Year Ended 2004	Systems	Services	Consolidated
Revenue:
Product sales and installations	$114,544	$—	$114,544
Service	102,459	46,269	148,728

Total revenue	217,003	46,269	263,272
Direct margin	136,688	23,633	160,321
Depreciation and amortization	6,517	2,923	9,440
Amortization of intangibles	14,897	901	15,798
Income from operations	34,246	4,225	38,471
Interest income (expense), net	(22,438)	(24)	(22,462)
Other income (expense), net	3,983	3	3,986
Income (loss) before income taxes	15,791	4,204	19,995
Income tax expense	8,301	1,206	9,507
Goodwill as of September 30, 2004	$70,603	$12,018	$82,621
Total assets as of September 30, 2004 (1)	$411,379	$41,332	$455,299
Capital expenditures	$4,750	$4,463	$9,213

(1) Total consolidated assets includes the assets of discontinued operations of the I.T.S. segment of $2,588

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

	Trading	Network
For the Year Ended 2003	Systems	Services	Consolidated
Revenue:
Product sales and installations	$113,057	$—	$113,057
Service	88,482	10,422	98,904

Total revenue	201,539	10,422	211,961
Direct margin	125,213	4,722	129,935
Depreciation and amortization	5,868	687	6,555
Amortization of intangibles	14,366	91	14,457
Income (loss) from operations	34,707	(329)	34,378
Interest income (expense), net	(25,151)	5	(25,146)
Other income (expense), net	2,116	(38)	2,078
Income (loss) before income taxes	11,672	(362)	11,310
Income tax expense	7,494	104	7,598
Goodwill as of September 30, 2003	$70,595	$11,513	$82,108
Total assets as of September 30, 2003 (1)	$405,906	$22,332	$459,528
Capital expenditures	$5,731	$1,736	$7,467

(1) Total consolidated assets includes the assets of discontinued operations of the I.T.S. segment of $31,290

	Trading	Network
For the Period November 15, 2001 to September 30, 2002	Systems	Services	Consolidated
Revenue:
Product sales and installations	$127,246	$—	$127,246
Service	66,909	—	66,909

Total revenue	194,155	—	194,155
Direct margin	84,215	—	84,215
Depreciation and amortization	3,666	—	3,666
Amortization of intangibles	11,094	—	11,094
Income from operations	10,475	—	10,475
Interest income (expense), net	(21,533)	—	(21,533)
Other income (expense), net	(346)	—	(346)
Loss before income taxes	(11,404)	—	(11,404)
Income tax benefit	(2,250)	—	(2,250)
Goodwill as of September 30, 2002	$71,308	$—	$71,308
Total assets as of September 30, 2002 (1)	$415,395	$—	$430,232
Capital expenditures	$6,480	$—	$6,480

(1) Total consolidated assets includes the assets of discontinued operations of the I.T.S. segment of $14,837

	Predecessor
	Trading	Network
For the Period October 1, 2001 to December 20, 2001	Systems	Services	Consolidated
Revenue:
Product sales and installations	$27,444	$—	$27,444
Service	18,795	—	18,795

Total revenue	46,239	—	46,239
Direct margin	28,690	—	28,690
Depreciation and amortization	1,386	—	1,386
Amortization of intangibles	9,343	—	9,343
Loss from operations	(6,498)	—	(6,498)
Interest income (expense), net	(5,987)	—	(5,987)
Other income (expense), net	49	—	49
Loss before income taxes	(12,436)	—	(12,436)
Income tax benefit	(790)	—	(790)
Goodwill as of December 20, 2001	$180,328	$—	$180,328
Total assets as of December 20, 2001 (1)	$350,787	$—	$379,966
Capital expenditures	$1,897	$—	$1,897

(1) Total consolidated assets includes the assets of discontinued operations of the I.T.S. segment of $29,179

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

     The following tables represent unaudited proforma business segment information restated for the Company’s two operating segments, Financial Services and Command and Control, for 2004 and 2003, the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the period from October 1, 2001 to December 20, 2001 which is as follows (in thousands):

	Financial	Command and
For the Year Ended 2004	Services	Control	Consolidated
Revenue:
Product sales and installations	$112,977	$1,567	$114,544
Service	147,489	1,239	148,728

Total revenue	260,466	2,806	263,272
Direct cost of goods sold	101,927	1,024	102,951
Direct margin	158,539	1,782	160,321

Research and development	12,035	—	12,035
Selling, general and administrative	33,459	—	33,459

Segment profit	113,045	1,782	114,827
Corporate level expenses (income):
Research and development	3,011	—	3,011
Selling, general and administrative	25,582	—	25,582
Depreciation and amortization	9,440	—	9,440
Amortization of intangibles	15,798	—	15,798
Indirect cost of goods sold (fixed and variable)	22,525	—	22,525
Interest expense, net	22,462	—	22,462
Other income, net	(3,986)	—	(3,986)
Income tax provision (benefit)	9,507	—	9,507
Goodwill as of September 30, 2004	$82,621	$—	$82,621
Total assets as of September 30, 2004 (1)	$452,711	$—	$455,299
Capital expenditures	$9,213	$—	$9,213

(1) Total consolidated assets includes the assets of discontinued operations of the I.T.S. segment of $2,588

	Financial	Command and
For the Year Ended 2003	Services	Control	Consolidated
Revenue:
Product sales and installations	$110,808	$2,249	$113,057
Service	97,781	1,123	98,904

Total revenue	208,589	3,372	211,961
Direct cost of goods sold	80,566	1,460	82,026
Direct margin	128,023	1,912	129,935

Research and development	10,063	—	10,063
Selling, general and administrative	25,662	—	25,662

Segment profit	92,298	1,912	94,210
Corporate level expenses (income):
Research and development	1,650	—	1,650
Selling, general and administrative	19,571	—	19,571
Depreciation and amortization	6,555	—	6,555
Amortization of intangibles	14,457	—	14,457
Indirect cost of goods sold (fixed and variable)	17,599	—	17,599
Interest expense, net	25,146	—	25,146
Other income (expense), net	(2,078)	—	(2,078)
Income tax provision (benefit)	7,598	—	7,598
Goodwill as of September 30, 2003	$82,108	$—	$82,108
Total assets as of September 30, 2003 (1)	$428,238	$—	$459,528
Capital expenditures	$7,467	$—	$7,467

(1) Total consolidated assets includes the assets of discontinued operations of the I.T.S. segment of $31,290

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

	Financial	Command and
For the Period November 15, 2001 to September 30, 2002	Services	Control	Consolidated
Revenue:
Product sales and installations	$126,921	$325	$127,246
Service	65,979	930	66,909

Total revenue	192,900	1,255	194,155
Direct cost of goods sold	109,557	383	109,940
Direct margin	83,343	872	84,215

Research and development	10,199	—	10,199
Selling, general and administrative	16,695	—	16,695

Segment profit	56,449	872	57,321

Corporate level expenses (income):
Research and development	1,418	—	1,418
Selling, general and administrative	15,050	—	15,050
Depreciation and amortization	3,666	—	3,666
Amortization of intangibles	11,094	—	11,094
Indirect costs of goods sold (fixed and variable)	15,618	—	15,618
Interest expense, net	21,533	—	21,533
Other expense, net	346	—	346
Income tax provision (benefit)	(2,250)	—	(2,250)
Goodwill as of September 30, 2002	$71,308	$—	$71,308
Total assets as of September 30, 2002 (1)	$415,395	$—	$430,232
Capital expenditures	$6,480	$—	$6,480

(1) Total consolidated assets includes the assets of discontinued operations of the I.T.S. segment of $14,837

	Financial	Command and
For the Period October 1, 2001 to December 20, 2001	Services	Control	Consolidated
Revenue:
Product sales and installations	$27,444	$—	$27,444
Service	18,519	276	18,795

Total revenue	45,963	276	46,239
Direct cost of goods sold	17,465	84	17,549
Direct margin	28,498	192	28,690

Research and development	3,187	—	3,187
Selling, general and administrative	5,017	—	5,017

Segment profit	20,294	192	20,486
Corporate level expenses (income):
Research and development	332	—	332
Selling, general and administrative	11,385	—	11,385
Depreciation and amortization	1,386	—	1,386
Amortization of intangibles	9,343	—	9,343
Indirect costs of goods sold (fixed and variable)	4,538	—	4,538
Interest expense, net	(5,987)	—	(5,987)
Other income (expense), net	49	—	49
Income tax provision (benefit)	(790)	—	(790)
Goodwill as of December 20, 2001	$180,328	$—	$180,328
Total assets as of December 20, 2001 (1)	$350,787	$—	$379,966
Capital expenditures	$1,897	$—	$1,897

(1) Total consolidated assets includes the assets of discontinued operations of the I.T.S. segment of $29,179

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

Information about the Company’s operations by geographic location is as follows:

				Predecessor
	Fiscal Years		Period from	Period from
	Ended		November 15, 2001	December 20, 2001
	September 30,		to	to
(dollars in thousands)	2004	2003	September 30, 2002	October 1, 2001
Revenues:
Americas	$159,239	$145,843	$130,440	$32,398
Europe	72,748	51,963	48,928	10,424
Asia Pacific	31,285	14,155	14,787	3,417

	$263,272	$211,961	$194,155	$46,239

Long-lived assets:
Americas	$208,680	$216,152	$223,393	$274,836
Europe	62,684	66,628	54,375	57,197
Asia Pacific	28,430	21,545	20,775	16,214

	$299,794	$304,325	$298,543	$348,247

     Included in the Europe and Asia Pacific revenues are U.S. export sales to unaffiliated customers of $2.6 million and $3.4 million for 2004, $2.0 million and $5.8 million for 2003, $1.1 million and $5.3 million, for the period November 15, 2001 (date of initial capitalization) to September 30, 2002 and $1.1 million and $0.3 million for the period October 1, 2001 to December 20, 2001, respectively.

     Transfers from the United States to Europe and Asia Pacific, eliminated in consolidation, were $21.1 million and $7.3 million for 2004, $12.0 million and $3.1 million for 2003, $14.1 million and $5.4 million for the period November 15, 2001 (date of initial capitalization) to September 30, 2002 and $5.6 million and $1.1 million for the period October 1, 2001 to December 20, 2001, respectively.

     For 2004, the period from November 15, 2001 (date of initial capitalization) to September 30, 2002 and the period from October 1, 2001 to December 20, 2001, no single customer accounted for 10% or more of total consolidated revenues. For 2003, one customer accounted for approximately $26.5 million, or approximately 13% of total consolidated revenue. There were no other customers that accounted for more than 10% of total consolidated revenue in 2003.

17. Guarantor Subsidiaries’ Financial Information

     Certain of the Company’s domestic restricted subsidiaries guarantee the senior secured credit facilities and the senior subordinated notes. These subsidiary guarantees are both full and unconditional, as well as joint and several. Information regarding the guarantors is as follows (in thousands):

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

	IPC	Guarantor	Non-Guarantor
Condensed Consolidated Balance Sheet at September 30, 2004	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Cash	$3,028	$13,057	$11,185	$—	$27,270
Accounts receivable, net	—	23,054	34,205	—	57,259
Inventories, net	—	22,164	17,388	(8,376)	31,176
Prepaid and other current assets	13,132	9,863	1,417	(122)	24,290
Due from (to) affiliate	181,288	(156,593)	(24,695)	—	—
Current assets of discontinued operations	—	2,548	—	—	2,548

Total current assets	197,448	(85,907)	39,500	(8,498)	142,543
Investment in subsidiaries	146,692	10,524	12,632	(169,848)	—
Property, plant and equipment, net	—	20,077	4,769	—	24,846
Goodwill and intangibles, net	—	185,341	89,211	—	274,552
Deferred financing costs, net	12,283	—	—	—	12,283
Other assets	—	335	700	—	1,035
Non-current assets of discontinued operations	—	40	—	—	40

Total assets	$356,423	$130,410	$146,812	$(178,346)	$455,299

Liabilities and stockholders’ equity:
Current portion of long-term debt	$2,157	$—	$—	$—	$2,157
Accounts payable, accrued expenses and other current liabilities	5,232	32,408	22,240	—	59,880
Customer advances and deferred revenue	—	16,907	19,084	—	35,991
Current liabilities of discontinued operations	—	639	—	—	639

Total current liabilities	7,389	49,954	41,324	—	98,667
Long-term debt	197,293	—	—	—	197,293
Other long-term liabilities	18,498	2,946	4,652	—	26,096

Total liabilities	223,180	52,900	45,976	—	322,056
Total stockholders’ equity	133,243	77,510	100,836	(178,346)	133,243

Total liabilities and stockholders’ equity	$356,423	$130,410	$146,812	$(178,346)	$455,299

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

	IPC	Guarantor	Non-Guarantor
Condensed Consolidating Balance Sheet at September 30, 2003	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Cash	$9,088	$3,135	$13,577	$—	$25,800
Accounts receivable, net	—	27,233	13,176	—	40,409
Inventories, net	—	20,916	4,666	(2,854)	22,728
Prepaid and other current assets	14,618	2,014	3,413	—	20,045
Due from (to) affiliate	206,820	(183,737)	(23,083)	—	—
Current assets of discontinued operations	—	27,556	—	—	27,556

Total current assets	230,526	(102,883)	11,749	(2,854)	136,538
Investment in subsidiaries	129,364	10,524	—	(139,888)	—
Property, plant and equipment, net	—	19,865	3,986	—	23,851
Goodwill and intangibles, net	—	192,676	87,362	—	280,038
Deferred financing costs, net	14,146	—	—	—	14,146
Other assets	—	815	406	—	1,221
Non-current assets of discontinued operations	—	3,734	—	—	3,734

Total assets	$374,036	$124,731	$103,503	$(142,742)	$459,528

Liabilities and stockholders’ equity:
Current portion of long-term debt	$550	$—	$—	$—	$550
Accounts payable, accrued expenses and other current liabilities	5,299	20,612	16,206	—	42,117
Customer advances and deferred revenue	—	23,775	6,074	—	29,849
Deferred purchase price consideration	—	6,722	—	—	6,722
Current liabilities of discontinued operations	—	3,820	—	—	3,820

Total current liabilities	5,849	54,929	22,280	—	83,058
Long-term debt	204,450	—	—	—	204,450
Other long-term liabilities	16,558	4,159	4,124	—	24,841

Total liabilities	226,857	59,088	26,404	—	312,349
Total stockholders’ equity	147,179	65,643	77,099	(142,742)	147,179

Total liabilities and stockholders’ equity	$374,036	$124,731	$103,503	$(142,742)	$459,528

Condensed Consolidated Statement of Operations	IPC	Guarantor	Non-Guarantor
For the Fiscal Year Ended September 30, 2004	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$185,826	$106,907	$(29,461)	$263,272
Cost of goods sold	—	92,325	60,790	(23,817)	129,298

Gross profit	—	93,501	46,117	(5,644)	133,974
Other operating expenses	37	68,370	27,096	—	95,503

Income (loss) from operations	(37)	25,131	19,021	(5,644)	38,471
Interest income (expense) and other income (expense), net	(22,409)	1,485	2,448	—	(18,476)
Income tax provision	—	7,268	2,239	—	9,507
Equity in earnings (losses) from investees	29,409	3,189	—	(32,598)	—

Income (loss) from continuing operations	6,963	22,537	19,230	(38,242)	10,488
Income (loss) from discontinued operations, net of tax	—	(3,525)	—	—	(3,525)

Net income (loss)	$6,963	$19,012	$19,230	$(38,242)	$6,963

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

Condensed Consolidated Statement of Operations	IPC	Guarantor	Non-Guarantor
For the Fiscal Year Ended September 30, 2003	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$165,218	$63,728	$(16,985)	$211,961
Cost of goods sold	—	79,846	39,175	(17,520)	101,501

Gross profit	—	85,372	24,553	535	110,460
Other operating expenses	—	57,881	18,201	—	76,082

Income (loss) from operations	—	27,491	6,352	535	34,378
Interest income (expense) and other income (expense), net	(5,068)	(19,667)	1,667	—	(23,068)
Income tax provision	—	2,713	4,885	—	7,598
Equity in earnings (losses) of investees	9,107	(23)	—	(9,084)	—

Income (loss) from continuing operations	4,039	5,088	3,134	(8,549)	3,712
Income (loss) from discontinued operations, net of tax	—	327	—	—	327

Net income (loss)	$4,039	$5,415	$3,134	$(8,549)	$4,039

Condensed Consolidated Statement of Operations	IPC	Guarantor	Non-Guarantor
For the Period from November 15, 2001 to September 30, 2002	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$154,736	$59,907	$(20,488)	$194,155
Cost of goods sold	—	109,010	39,611	(22,248)	126,373

Gross profit	—	45,726	20,296	1,760	67,782
Other operating expenses	—	46,403	10,904	—	57,307

Income (loss) from operations	—	(677)	9,392	1,760	10,475
Interest income (expense) and other income (expense), net	(21,725)	157	(311)	—	(21,879)
Income tax provision	—	(6,644)	4,394	—	(2,250)
Equity in earnings (losses) of investees	12,525	—	—	(12,525)	—

Income (loss) from continuing operations	(9,200)	6,124	4,687	(10,765)	(9,154)
Income (loss) from discontinued operations, net of tax	—	(46)	—	—	(46)

Net income (loss)	$(9,200)	$6,078	$4,687	$(10,765)	$(9,200)

Condensed Consolidated Statement of Operations	IPC	Guarantor	Non-Guarantor
For the Period from October 1, 2001 to December 20, 2001	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$39,557	$13,777	$(7,095)	$46,239
Cost of goods sold	—	20,091	9,226	(7,014)	22,303

Gross profit	—	19,466	4,551	(81)	23,936
Other operating expenses	—	27,495	2,939	—	30,434

Income (loss) from operations	—	(8,029)	1,612	(81)	(6,498)
Interest income (expense) and other, net	—	(6,218)	280	—	(5,938)
Income tax provision	—	167	(957)	—	(790)

Income (loss) from continuing operations	—	(14,414)	2,849	(81)	(11,646)
Income (loss) from discontinued operations, net of tax	—	618	—	—	618

Net income (loss)	$—	$(13,796)	$2,849	$(81)	$(11,028)

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

Condensed Consolidated Statement of Cash Flows	IPC	Guarantor	Non-Guarantor
For the Fiscal Year Ended September 30, 2004	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operations	$(17,089)	$38,252	$14,288	$—	$35,451
Net cash provided by discontinued operations	—	21,996	—	—	21,996

Net cash provided by (used in) operating activities	(17,089)	60,248	14,288	—	57,447
Capital expenditures	—	(6,581)	(2,632)	—	(9,213)
Payment of Gains US and UK earn-out and deferred purchase price.	—	(6,756)	—	—	(6,756)
Intercompany borrowings	46,490	(31,375)	(15,115)	—	—
Acquisition of Gains Asia, net of cash acquired and Purple Voice	(6,212)	(5,528)	1,536	—	(10,204)

Net cash provided by (used in) investing activities	40,278	(50,240)	(16,211)	—	(26,173)
Principal payments on term loan	(5,550)	—	—	—	(5,550)
Deferred compensation payments	—	(86)	—	—	(86)
Distribution to parent in connection with acquisition	(5,510)	—	—	—	(5,510)
Issuance costs for term loan amendment	(225)	—	—	—	(225)
Special cash dividend paid, net	(17,893)	—	—	—	(17,893)

Net cash used in financing activities	(29,178)	(86)	—	—	(29,264)
Effect of exchange rate changes on cash	—	—	(540)	—	(540)

Net increase (decrease) in cash	(5,989)	9,922	(2,463)	—	1,470
Cash at beginning of period	9,088	3,135	13,577	—	25,800

Cash at end of period	$3,099	$13,057	$11,114	$—	$27,270

Condensed Consolidated Statement of Cash Flows	IPC	Guarantor	Non-Guarantor
For the Fiscal Year Ended September 30, 2003	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operations	$(765)	$16,501	$19,226	$—	$34,962
Net cash provided by discontinued operations	—	(15,480)	—	—	(15,480)

Net cash provided by (used in) operating activities	(765)	1,021	19,226	—	19,482
Capital expenditures	—	(5,569)	(1,898)	—	(7,467)
Proceeds from restricted cash account and other amounts in connection with Global Crossing settlement	—	9,419	—	—	9,419
Cash payments in connection with Global Crossing settlement	—	(5,200)	—	—	(5,200)
Intercompany borrowings	21,377	5,065	(26,442)	—	—
Acquisition, net of cash	—	193	2,606	—	2,799

Net cash provided by (used in) continuing operations	21,377	3,908	(25,734)	—	(449)
Net cash provided by (used in) discontinued operations	—	(60)	—	—	(60)

Net cash provided by (used in) investing activities	21,377	3,848	(25,734)	—	(509)
Principal payments on term loan	(18,616)	—	—	—	(18,616)
Deferred compensation payments	—	(124)	—	—	(124)
Issuance costs for term loan amendment	(310)	—	—	—	(310)
Proceeds from term loan, net of issuance costs	1,279	—	—	—	1,279

Net cash used in financing activities	(17,647)	(124)	—	—	(17,771)
Effect of exchange rate changes on cash	—	—	(696)	—	(696)

Net increase (decrease) in cash	2,965	4,745	(7, 204)	—	506
Cash at beginning of period	6,123	(1,610)	20,781	—	25,294

Cash at end of period	$9,088	$3,135	$13,577	$—	$25,800

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

Condensed Consolidated Statement of Cash Flows	IPC	Guarantor	Non-Guarantor
For the Period from November 15, 2001 to September 30, 2002	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operations	$(7,213)	$24,586	$8,004	$—	$25,377
Net cash provided by discontinued operations	—	7,205	—	—	7,205

Net cash provided by (used in) operating activities	(7,213)	31,791	8,004	—	32,582
Capital expenditures	—	(5,017)	(1,463)	—	(6,480)
Intercompany borrowings	20,023	(33,189)	13,166	—	—
Acquisitions, net of cash	(350,246)	3,806	(57)	751	(345,746)

Net cash provided by (used in) continuing operations	(330,223)	(34,400)	11,646	751	(352,226)
Net cash used in discontinued operations	—	(26)	—	—	(26)

Net cash provided by (used in) investing activities	(330,223)	(34,426)	11,646	751	(352,252)
Principal payments on term loan	(33,938)	—	—	—	(33,938)
Deferred compensation payments	—	(77)	—	—	(77)
Proceeds from debt, net of issuance costs	237,580	—	—	—	237,580
Proceeds from equity issuances, net	139,917	—	—	—	139,917

Net cash provided by (used in) financing activities	343,559	(77)	—	—	343,482
Effect of exchange rate changes on cash	—	1,482	—	—	1,482

Net increase (decrease) in cash	6,123	(1,230)	19,650	751	25,294
Cash at beginning of period	—	(380)	1,131	(751)	—

Cash at end of period	$6,123	$(1,610)	$20,781	$—	$25,294

Condensed Consolidated Statement of Cash Flows	IPC	Guarantor	Non-Guarantor
For the Period from October 1, 2001 to December 20, 2001	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operations	$—	$16,605	$(4,455)	$—	$12,150
Net cash provided by discontinued operations	—	3,116	—	—	3,116

Net cash provided by (used in) operating activities	—	19,721	(4,455)	—	15,266
Capital expenditures	—	(1,870)	(27)	—	(1,897)

Net cash used in continuing operations	—	(1,870)	(27)	—	(1,897)
Net cash used in discontinued operations	—	(5)	—	—	(5)

Net cash used in investing activities	—	(1,875)	(27)	—	(1,902)
Repayment of intercompany borrowings	—	(16,428)	1,294	—	(15,134)
Deferred compensation payments	—	(19)	—	—	(19)

Net cash used in financing activities	—	(16,447)	1,294	—	(15,153)
Effect of exchange rate changes on cash	—	(1,076)	(920)	—	(1,996)

Net increase (decrease) in cash	—	323	(4,108)	—	(3,785)
Cash at beginning of period	—	(703)	5,239	—	4,536

Cash at end of period	$—	$(380)	$1,131	$—	$751

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
September 30, 2004

18. Quarterly Financial Information (Unaudited) (in thousands):

     The following table sets forth unaudited consolidated quarterly financial information for 2004 and 2003:

	Quarter Ended
2004	December 31,	March 31,	June 30,	September 30,	Total
Revenue	$52,694	$69,824	$60,313	$80,441	$263,272
Gross profit	25,273	36,382	29,760	42,559	133,974
Income (loss) from continuing operations, net of tax	(1,499)	2,820	2,060	7,107	10,488
Income (loss) from discontinued operations, net of tax	(265)	(15)	(3,334)	89	(3,525)
Net income (loss)	(1,764)	2,805	(1,274)	7,196	6,963

	Quarter Ended
2003	December 31,	March 31,	June 30,	September 30,	Total
Revenue	$42,525	$45,093	$44,506	$79,837	$211,961
Gross profit	22,484	24,241	21,250	42,485	110,460
Income (loss) from continuing operations, net of tax	98	(165)	(1,730)	5,509	3,712
Income (loss) from discontinued operations, net of tax	(300)	(446)	763	310	327
Net income (loss)	(202)	(611)	(967)	5,819	4,039

19. Subsequent Events (Unaudited):

     On November 30, 2004, IPC Information Systems Holdings, Inc, a subsidiary of the Company, acquired Orbacom Systems, Inc. for $18 million in cash, including up to $7 million in earnout commitments. Orbacom provides specialized radio consoles and computer aided dispatch software for use in command and control communications and serves the mission—critical communications needs of government agencies and corporations responsible for public safety dispatch, management of natural gas and energy infrastructures, air, freight and rail transportation, government command applications including homeland security, and critical industrial communications. The Company will consolidate its existing command and control operations with those of Orbacom.

     In conjunction with the closing of this acquisition, the Company also amended its senior secured credit facility. Under this amendment, the Company obtained consent for the Orbacom acquisition and reset its ability to make acquisitions for up to $25 million, without taking into account the Orbacom acquisition.

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

     During the Company’s most recent fiscal quarter, there have been no significant changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

Our directors and executive officers are as follows:

Name	Age	Present Position
Lance Boxer	50	Chief Executive Officer and Director
Greg Kenepp	43	President, Chief Operating Officer and Director
Timothy Whelan	38	Chief Financial Officer
Don Carlos Bell III	35	Senior Vice President, Marketing and Corporate Development
Michael Sheehan	52	Managing Director, Sales
Colin Knight	63	President, EMEA
Jack Daly	38	Director
Robert Gheewalla	37	Director
Joseph Gleberman	46	Chairman of the Board
Eric Schwartz	42	Director

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

     Timothy Whelan has been our Chief Financial Officer since December 2001. From July 2000 to December 2001, Mr. Whelan held various divisional finance positions within Global Crossing. From December 1999 to June 2000, Mr. Whelan was Vice President, Finance and Chief Financial Officer of IPC Information Systems, Inc. and its subsidiary, IXnet. Mr. Whelan was Vice President of IPC Information Systems, Inc. and IXnet from May 1999 to December 1999. Mr. Whelan is a certified public accountant and previously worked for Ernst &Young from 1992 to 1999. He previously spent four years as a U.S. Naval Officer.

     Don Carlos Bell III has been our Senior Vice President, Marketing and Corporate Development since May 2003. From August 2001 to May 2003, Mr. Bell was Vice President at Clearwire Technologies, a wireless broadband service provider. From July 1998 to August 2001, Mr. Bell was a member of the Investment Banking Division of Goldman, Sachs & Co. Mr. Bell earned a BA from St. John’s College and an MBA from the Wharton School of Business.

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

     Jack Daly has been a Director of our company since December 2001. Mr. Daly is a Vice President in the Principal Investment Area of Goldman, Sachs & Co., where he has worked since 2000. From 1998 to 2000, he was a member of the Investment Banking Division of Goldman, Sachs & Co. From 1991 to 1997, Mr. Daly was a Senior Instructor of Mechanical & Aerospace Engineering at Case Western Reserve University. He earned a BS and MS in Engineering from Case Western Reserve University and an MBA from the Wharton School of Business. Mr. Daly serves as a director of Autocam Corporation and Cooper Standard, Inc.

     Robert Gheewalla has been a Director of our company since December 2001. Mr. Gheewalla is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co., where he has worked since 1994. He currently serves as a director for R.H. Donnelley and several private companies. He received a B. A. from Tufts University, an MSc from The London School of Economics while on a Fulbright Scholarship and an MBA from Harvard Business School.

     Joseph Gleberman has been Chairman of the Board since December 2001. Mr. Gleberman has been a Managing Director of Goldman, Sachs & Co. since 1996. From 1990 to 1996, Mr. Gleberman was a Partner of Goldman, Sachs & Co. Mr. Gleberman serves as a director of aaiPharma, Inc., BPC Holdings, Inc and MCG Capital Corporation. He earned a BA in Engineering and an MA in Economics from Yale University and an MBA from Stanford University Graduate School of Business.

     Eric Schwartz has been a Director of our company since December 2001. Mr. Schwartz has been a Managing Director of Goldman, Sachs & Co. since 1996 and a Partner of Goldman, Sachs & Co. since 1994. Mr. Schwartz is currently co-head of the Investment Management Division of Goldman, Sachs & Co., a position he has held since 2003. From 2000 to 2003, Mr. Schwartz was Co-Chief Operating Officer of the Equities Division of Goldman, Sachs & Co. From 1998 to May 2000, he was responsible for derivatives, convertibles, and Global Securities Services and, from 1991 to 1998, he worked in Equity Capital Markets. Mr. Schwartz earned a B.S.E. from the University of Pennsylvania and an MBA from the Wharton School of Business.

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

Audit Committee Financial Experts

     The company has determined that Robert Gheewalla, a member of the audit committee of the board of directors, qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that he is “ not independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Code of Ethics

     The Company has adopted a code of ethics applicable to specific employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics is available on the company’s website at www.ipc.com and has also been filed as an exhibit to this annual report on Form 10-K. The company intends to post on its website any amendments to, or waivers from, its code of ethics applicable to such senior officers.

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

     We purchased insurance on behalf of our directors and officers against various liabilities that may be asserted against, or incurred by, such persons in their capacities as directors or officers of our company, or that may arise out of their status as directors or officers of our company.

Employee Agreements

     Timothy Whelan entered into an employment agreement, dated as of July 15, 2004, whereby he is to be employed as Chief Financial Officer, reporting to the Chief Executive Officer. The agreement has a two-year term and provides for Mr. Whelan to receive a minimum annual base salary of $234,000 and a discretionary cash bonus of up to 50% of his base salary upon the attainment of performance goals set in advance by the CEO and Board of Directors. Mr. Whelan also receives medical, dental and other benefits that are commensurate with his position. The company has a right to terminate Mr. Whelan’s employment with or without cause. If Mr. Whelan’s employment is terminated prior to the expiration of the term by the company without cause, the company must pay 75% of Mr. Whelan’s base salary and 75% of his target bonus payable in installments over a period of twelve months following the termination date and will continue Mr. Whelan’s medical insurance coverage at our expense during that twelve month period. During the term of his employment and for one year thereafter, Mr. Whelan will be subject to restrictions on competition and the solicitation of customers and employees, and for all periods during and after the term, he will be subject to nondisclosure and confidentiality restrictions relating to the confidential information and trade secrets of the company and its affiliates.

     Greg Kenepp entered into an employment agreement, dated as of September 18, 2003, whereby he is to be employed as President and Chief Operating Officer, reporting to the Chief Executive Officer. The agreement has a three-year term and provides for Mr. Kenepp to receive a minimum annual base salary of $275,000 and a discretionary cash bonus of up to 50% of his base salary upon the attainment of performance goals set in advance by the Chief Executive Officer and Board of Directors. Mr. Kenepp also receives medical, dental and other benefits that are commensurate with his position. The company has a right to terminate Mr. Kenepp’s employment with or without cause. If Mr. Kenepp’s employment is terminated prior to the expiration of the term by the company without cause, the company must pay 75% of Mr. Kenepp’s base salary and 75% of his target bonus payable in installments over a period of nine months following the termination date. During the term of his employment and for one year thereafter, Mr. Kenepp will be subject to restrictions on competition and the solicitation of customers and employees, and for all periods during and after the term, he will be subject to nondisclosure and confidentiality restrictions relating to the confidential information and trade secrets of the company and its affiliates.

     Lance Boxer entered into an employment agreement, dated as of June 19, 2003, whereby he is to be employed as Chief Executive Officer reporting to the board of directors and will serve as a director of the company. The agreement has a three-year term and provides for Mr. Boxer to receive a signing bonus of $50,000, a minimum annual base salary of $350,000 and a discretionary cash bonus of up to 50% of his base salary upon the attainment of performance goals set in advance by the Board of Directors and Mr. Boxer. Mr. Boxer also receives medical, dental and other benefits that are commensurate with his position, including reimbursement for annual premiums on a $2 million life term insurance policy. Under his employment agreement, Mr. Boxer was granted an option to purchase 500,000 shares of our common stock pursuant to our 2002 Stock Option Plan. The company has a right to terminate Mr. Boxer’s employment with or without cause. If Mr. Boxer’s employment is terminated prior to the expiration of the term by the company without cause or by Mr. Boxer for good reason, the company must pay Mr. Boxer severance equal to his annual base salary and full target bonus payable in installments over a period of one year following the termination date. During the term of his employment and for one year thereafter,

Mr. Boxer will be subject to restrictions on competition and the solicitation of customers and employees, and for all periods during and after the term, he will be subject to nondisclosure and confidentiality restrictions relating to the confidential information and trade secrets of the company and its affiliates.

Item 11. Executive Compensation

     The following table provides summary information concerning all compensation earned by our Chief Executive Officer and each of our other four most highly compensated executive officers for 2004, 2003 and 2002:

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
				Awards
		Annual Compensation		Securities Underlying	All Other
Name and Principal Position		Salary	Bonus (1)	Options	Compensation (2)
Lance Boxer	2004	$350,000	$—	—	$5,923
Chief Executive Officer	2003	$71,400	$50,000	505,000	$—
	2002	$—	$—	5,000	$—
Greg Kenepp President	2004	$275,000	$50,000	—	$6,000
President and Chief Operating Officer	2003	$275,000	$127,900	78,200	$5,500
	2002	$275,000	$175,000	105,000	$—
Timothy Whelan	2004	$227,250	$50,000	12,000	$6,000
Chief Financial Officer	2003	$225,000	$104,600	31,800	$5,500
	2002	$225,000	$140,000	56,250	$—
Michael Sheehan	2004	$210,000	$26,520	—	$180,054
Managing Director, Sales	2003	$202,600	$69,800	3,000	$45,100
	2002	$180,000	$170,000	52,500	$24,200
Colin Knight	2004	$216,300	$20,900	—	$44,100
President, EMEA	2003	$208,900	$—	27,000	$39,200
	2002	$—	$—	—	$—

(1)	Bonus amounts for all executive officers are for performance in the prior year. Mr. Boxer’s 2003 bonus was paid as a sign on bonus.

(2)	Includes commission payments to Mr. Sheehan of $173,053 in 2004, $39,600 in 2003 and 24,200 in 2002. Includes 401(k) matching contributions to Mr. Boxer of $5,923 in 2004, to Mr. Kenepp of $6,000 in 2004 and $5,500 in 2003, to Mr. Whelan of $6,000 in 2004 and $5,500 in 2003 and to Mr. Sheehan $6,000 in 2004 and $5,500 in 2003. Includes pension contribution payments of $18,900 in 2004 and $16,800 in 2003 to Mr. Knight. Includes car allowance payments of $25,200 in 2004 and $22,400 in 2003 to Mr. Knight.

OPTION GRANTS IN THE LAST COMPLETED FISCAL YEAR

Individual Grants
	Number of			Potential Realizable Value at Assumed
	Securities			Annual Rates of Stock Price
	Underlying Options	Exercise Price	Expiration	Appreciation for Option Term
Name	Granted	($/Share)	Date (1)	Gain at 5% (2)	Gain at 10% (2)
Lance Boxer	—	—	—	—	—
Greg Kenepp	—	—	—	—	—
Timothy Whelan	12,000	$8.78	10/20/13	$66,377	$167,522
Michael Sheehan	—	—	—	—	—
Colin Knight	—	—	—	—	—

(1)	The expiration dates set forth in this column represent the latest dates on which the options could be exercised by the option holder if such option holder remained employed by us.

(2)	The dollar amounts set forth in these columns are based on assumed annual rates of stock appreciation from the market price at the date of grant of 5% and 10% (compounded annually) over the full term of the grant. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC, and do not represent our estimates or projection of the future appreciation of the value of our common stock.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     For each named executive officer, as of September 30, 2004, the following table provides:

•	the total number of shares of our common stock received upon the exercise of options during 2004;

•	the value realized upon such exercises; and

•	the total number of shares of our common stock underlying stock options held by the named executive officers (exercisable and unexercisable) as of September 30, 2004.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares Acquired on	Value	Options at Fiscal Year End		Fiscal Year End(1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Lance Boxer	—	—	128,750	381,250	$1,382,775	$4,094,625
Greg Kenepp	—	—	72,050	111,150	$773,817	$1,193,751
Timothy Whelan	—	—	36,075	63,975	$387,446	$687,092
Michael Sheehan	—	—	27,000	28,500	$289,980	$306,090
Colin Knight	—	—	6,750	20,250	$72,495	$217,485

(1)	There is no established public trading market for our common stock. Accordingly, these values of exercisable and un-exercisable in-the-money options are calculated using our determination of the fair market value of our common stock based on several factors like third party valuations, the fair value of the common stock of other companies comparable to ours, and fair values established by market transactions.

Stock Option Plan

     In February 2002, we adopted the 2002 Stock Option Plan. The option plan provides for the grant of options to purchase shares of our common stock to selected employees, officers, consultants and directors. The purpose of the option plan is to provide an incentive to employees, officers, consultants and directors to devote their abilities and industry to our success. The maximum number of shares that may be made the subject of options granted under the option plan is 1,950,000 shares; we have reserved that amount of shares of common stock for issuance upon the exercise of outstanding stock options. We account for stock options pursuant to APB Opinion No. 25 “Accounting for Stock Options Issued to Employees.” Accordingly, no compensation expense was recognized for these grants.

     The option plan is administered by the compensation committee of our board of directors, which determines the individuals to whom options are awarded, the number of shares subject to each award, the exercise price of the option and other terms and conditions of the awards. Unless otherwise provided by the compensation committee, an option becomes exercisable for 25% of the shares subject to the option on each of the first four anniversaries of the date the compensation committee grants the option. Options granted under the option plan are non-transferable, other than to specified permitted transferees if it is provided by the committee, and the shares acquired upon exercise of options are subject to certain transfer restrictions. The terms and conditions of each option are set forth in an option agreement.

     The option plan provides that the effect, if any, on an option upon a change in control or sale of our voting securities or assets or the consummation of a merger, consolidation, or reorganization which results in certain of our current stockholders no longer owning any interests in us or any successor corporation will be set forth in the option agreement. Under the form option agreements that have been approved by our compensation committee for current use under the plan, upon a change in control, 50% of the unvested portion of each option will immediately become vested and exercisable. In the event an option holder’s employment is terminated by us for any reason other than cause or disability within one year following the change in control, the option will immediately become fully vested and exercisable and remain exercisable for 180 days. The form agreements also provide that in the event of a sale of our voting securities or assets or the consummation of a merger, consolidation or reorganization which results in certain of our stockholders no longer having any ownership interest in us or any successor corporation, the option will become fully vested and exercisable.

Key Employee Equity Investment Plan

     In February 2002, we adopted the Key Employee Equity Investment Plan. Under the plan, certain key employees, officers and directors may be given the opportunity to purchase shares of our common stock. The plan is administered by the compensation committee of our board of directors, which determines the individuals who may participate in the plan, the number of shares offered to each participant, the price at which the shares are offered, and the other terms and conditions of each offer. Up to 100,000 shares in the aggregate may be sold under the plan. The shares are subject to certain transfer restrictions. Prior to the adoption of the Sarbanes-Oxley Act in July 2002, all participants were permitted to pay for up to two-thirds of the purchase price with a promissory note that is secured by the purchased shares. Since the adoption of the Sarbanes-Oxley Act, certain participants may no longer be permitted to purchase shares under the plan with such promissory notes. Through September 30, 2004, 60,000 shares were purchased and 5,788 shares were returned under the plan by certain directors, officers and other key employees. During 2004 and 2003, no shares were purchased by directors, officers and other key employees. Promissory notes received by us for shares purchased by directors, officers and other key employees of us, prior to the adoption of the Sarbanes-Oxley Act, totaled $0.4 million. The interest rate for the promissory notes received is equal to the applicable federal rate which is currently 1.49%. The promissory notes are due on the first of the three following events to occur: (1) the later of the fifth anniversary of the date the promissory note was issued or the 180th day immediately following an initial public offering of our stock, (2) the 30th day following termination of employment, or (3) the 180th day following death.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

     The following table sets forth information regarding beneficial ownership of our common stock as of September 30, 2004 by (1) each person who is the beneficial owner of more than five percent of the outstanding shares of our common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all of our executive officers and directors as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For the purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after the date of this report.

	Shares Beneficially Owned
Name	Number	Percentage
5% Stockholders:
Entities affiliated with The Goldman Sachs Group, Inc. (a).	14,564,380	99.0%
Directors and named executive officers:
Lance Boxer (b)	129,750	*
Greg Kenepp (c)	123,150	*
Timothy Whelan (d)	72,975	*
Don Carlos Bell III (e)	6,750	—
Michael Sheehan (f)	29,000	*
Colin Knight (g)	6,750	—
Jack Daly (h)	—	—
Robert Gheewalla (i)	—	—
Joseph Gleberman (j)	—	—
Eric Schwartz (k)	—	—
All directors and executive officers as a group (10 people) (l)	24,000	*

*	Less than one percent.

(a)	Of these shares 8,279,500 shares are owned by GS Capital Partners 2000, L.P., 3,008,448 shares are owned by GS Capital Partners 2000 Offshore, L.P., 2,629,031 shares are owned by GS Capital Partners 2000 Employee Fund, L.P., 346,064 shares are owned by GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, 200,887 shares are owned by Stone Street Fund 2000, L.P., and 100,450 shares are owned by Bridge Street Special Opportunities Fund, L.P. Affiliates of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. are the general or managing partners or investment managers of these partnerships. The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. each disclaims beneficial ownership of the shares owned by these partnerships to the extent that partnership or membership interests, as the case may be, in such partnerships are held by persons other than The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and its affiliates. The address of each of these partnerships, Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. is 85 Broad Street, New York, New York 10004.

(b)	Includes 128,750 shares subject to options which are exercisable for common stock currently or within 60 days of this report.

(c)	Includes 72,050 shares subject to options which are exercisable for common stock currently or within 60 days of this report.

(d)	Includes 36,075 shares subject to options which are exercisable for common stock currently or within 60 days of this report.

(e)	Includes 6,750 shares subject to options which are exercisable for common stock currently or within 60 days of this report.

(f)	Includes 27,000 shares subject to options which are exercisable for common stock currently or within 60 days of this report.

(g)	Includes 6,750 shares subject to options which are exercisable for common stock currently or within 60 days of this report.

(h)	Mr. Daly, who is a Vice President in the Principal Investment Area of Goldman, Sachs & Co., disclaims beneficial ownership of the securities owned by The Goldman Sachs Group, Inc., Goldman, Sachs & Co., and its affiliates. The address for Mr. Daly is 85 Broad Street, New York, New York 10004.

(i)	Mr. Gheewalla, who is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co., disclaims beneficial ownership of the securities owned by The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and its affiliates. The address for Mr. Gheewalla is 85 Broad Street, New York, New York 10004.

(j)	Mr. Gleberman, who is a Managing Director of Goldman, Sachs & Co., disclaims beneficial ownership of the securities owned by The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and its affiliates. The address for Mr. Gleberman is 85 Broad Street, New York, New York 10004.

(k)	Mr. Schwartz, who is a Managing Director of Goldman, Sachs & Co., disclaims beneficial ownership of the securities owned by The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and its affiliates. The address for Mr. Schwartz is 85 Broad Street, New York, New York 10004.

(l)	Includes 277,375 shares subject to options which are exercisable for common stock currently or within 60 days of this report.

Equity Compensation Plan Information

     The following table provides certain information with respect to all of our equity compensation plans in effect as of September 30, 2004:

	Number of		Number of securities
	securities to be	Weighted-	remaining available for
	issued upon	average exercise	future issuance under
	exercise of	price of	the equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	1,931,100	$8.78	64,688
Total	1,931,100	$8.78	64,688

(1)	For a description of the material features of our equity compensation plans not approved by security holders, see the description of the Stock Option Plan and Key Employee Equity Investment Plan in Item 11 of this report.

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

     We provide project sales and installation and maintenance services negotiated on an arm’s-length basis to Goldman, Sachs & Co. Services provided by us are billed to Goldman, Sachs & Co, and settled through the collection of trade receivables and are consistent with pricing offered to comparable globally positioned customers. Revenue related to these services amounted to $5.7 million, $9.1 million and $4.5 million for 2004 and 2003 and the period from November 15 (date of initial capitalization) to September 30, 2002, respectively. For the periods ending September 30, 2004 and 2003, we recorded on our balance sheet $2.1 million and $2.9 million of trade receivables, respectively, and $1.0 and $0.9 million of customer advances, respectively, related to maintenance services provided to Goldman, Sachs & Co.

     In connection with the amendment and restatement of our senior secured credit facilities in September 2003, Goldman Sachs Credit Partners L.P. acted as the sole lead arranger and syndication agent. Goldman Sachs Credit Partners L.P. received $0.6 million in fees for this service.

     GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. own substantially all of our common stock. On December 31, 2003, we declared a special cash dividend of approximately $18.0 million, or $1.22 per share, to stockholders of record on December 31, 2003, of which approximately $17.9 million was paid on December 31, 2003. The remaining $0.1 million was paid in January 2004.

Gains US and UK and Gains Asia Acquisition

     In January 2004, we purchased Gains Asia from GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. for approximately $17.4 million in cash consideration, including an advance payment of $5.5 million made in October 2003, an $11.7 payment million at closing, and a $0.2 million payment in April 2004. Included in these payments was approximately $5.5 million that we paid in excess of the carryover basis of the net assets acquired to GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. This excess payment has been treated as a distribution for accounting purposes and the assets and liabilities have been recorded at carryover basis based on the amount GSCP 2000 paid for them.

Stockholders Agreement

     We entered into a stockholders agreement with GSCP 2000 and the other private equity funds affiliated with Goldman, Sachs & Co. who substantially own all of our common stock and Richard Kleinknecht, a minority holder of our common stock. This agreement provides GSCP 2000 and the other Goldman, Sachs & Co. funds with various management rights, including the right to designate at least one member of our board of directors. The agreement also provides specified restrictions on Kleinknecht’s ability to transfer shares of our common stock.

Item 14. Principal Accountant Fees and Services

Audit Committee Pre-Approval Policies and Procedures

     The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to these services. Under these policies, proposed services may be pre-approved on a periodic basis or individual engagements may be separately approved by the Audit Committee prior to the services being performed. In each case, the Audit Committee considers whether the provision of these services would impair the independent auditor’s independence. All audit services, audit-related services, tax services and other services provided by Ernst and Young, LLP for 2004 and subsequent to May 6, 2003 were pre-approved by the Audit Committee.

Fees for Independent Accountants

     Audit Fees. We have been billed approximately $0.8 million for 2004 and $0.8 million for 2003 for professional services rendered by Ernst and Young LLP for the audit of our annual financial statements and reviews of the quarterly financial statements included in our quarterly reports, as well as for professional services rendered in connection with our filings with the Securities and Exchange Commission.

     Audit Related Fees. We have been billed approximately $0.1 million for 2004 and $0.4 million for fiscal year 2003 for professional services rendered by Ernst and Young LLP for accounting research, due diligence and audits related to acquisitions.

     Tax Fees. We have been billed approximately $0.6 million for 2004 and $0.1 million for 2003 for professional services rendered by Ernst and Young LLP for tax compliance, tax advisory and tax planning services.

     All Other Fees. No other services were rendered by Ernst and Young LLP for 2004 and 2003.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a) (1)	Financial Statements – See index to Financial Statements in Item 8 of this report.

(a) (2)	Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included elsewhere in the financial statements or notes thereto.

Schedule II

IPC Acquisition Corp.
Schedule of Valuation and Qualifying Accounts

			Deductions-
			Write-offs,
	Balance at	Additions-	Payments and	Balance at
	Beginning of	Charged to	Other	End of
(dollars in thousands)	Period	Expense	Adjustments	Period
Allowance for doubtful accounts:
IPC Acquisition Corp:
Year ended September 30, 2004	$732	$(177)	$709	$1,264
Year ended September 30, 2003	$583	$151	$(2)	$732
Period from November 15, 2001 to September 30, 2002	$—	$582	$1	$583
Predecessor—IPC Information Systems:
Period from October 1, 2001 to December 20, 2001	$1,600	$893	$847	$3,340
Inventory obsolescence:
IPC Acquisition Corp:
Year ended September 30, 2004	$5,381	$834	$(970)	$5,245
Year ended September 30, 2003	$5,159	$1,041	$(819)	$5,381
Period from November 15, 2001 to September 30, 2002	$7,626	$528	$(2,995)	$5,159
Predecessor—IPC Information Systems:
Period from October 1, 2001 to December 20, 2001	$6,767	$471	$388	$7,626
Warranty Claims:
IPC Acquisition Corp:
Year ended September 30, 2004	$1,889	$2,040	$(2,352)	$1,577
Year ended September 30, 2003	$2,159	$2,136	$(2,406)	$1,889
Period from November 15, 2001 to September 30, 2002	$2,352	$1,745	$(1,938)	$2,159
Predecessor—IPC Information Systems:
Period from October 1, 2001 to December 20, 2001	$2,373	$314	$(335)	$2,352

(a) (3)	Exhibits

The following is a list of exhibits filed as part of this report.

Exhibit Index

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.2 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

4.1	Indenture, dated as of December 20, 2001, among the company, the subsidiary guarantors listed on schedule I thereto and The Bank of New York as trustee relating to the 11.50% senior subordinated notes due 2009 (incorporated by reference to exhibit 4.1 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

4.2	The Exchange and Registration Rights Agreement, dated December 20, 2001, among the company, the guarantors listed on schedule I thereto, Goldman, Sachs & Co. and Scotia Capital (USA) Inc. relating to the 11.50% senior subordinated notes due 2009 (incorporated by reference to exhibit 4.2 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

4.3	Supplemental Indenture, dated February 28, 2003, among the company, the subsidiary guarantors parties thereto and The Bank of New York, as trustee. (incorporated by reference to exhibit 4.3 to the company’s Registration Statement on Form S–1 (No. 333–103264)).

4.4	Supplemental Indenture, dated May 13, 2003, among the company, the subsidiary guarantors parties thereto and The Bank of New York, as trustee. (incorporated by reference to exhibit 4.4 to the company’s Registration Statement on Form S–1 (No. 333–103264)).

10.1	Amended and Restated Stockholders Agreement dated as of December 19, 2001, among GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GMBH & Co. Beteiligungs, GS Capital Partners 2000 Employee Fund, L.P., Stone Street Fund 2000, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Richard Kleinknecht and IPC Acquisition Corp. (incorporated by reference to exhibit 10.1 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

10.2	Amended and Restated Credit and Guaranty Agreement dated August 29, 2003 among the company, certain subsidiaries of the company, various lenders, Goldman Sachs Credit Partners L.P., as sole lead arranger and syndication agent, General Electric Capital Corporation as administrative agent and collateral agent, and CIT Lending Services Corporation, as documentation agent (incorporated by reference to exhibit 99.2 to the company’s Form 8-K filed on September 8, 2003).

10.3	Amended and Restated Labor Pooling Agreement, dated as of December 18, 1997, by and between Kleinknecht Electric Company, Inc. (NY) and IPC Information Systems, Inc. (incorporated by reference to exhibit 10.3 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

10.4	Amended and Restated Labor Pooling Agreement, dated as of December 18, 1997, by and between Kleinknecht Electric Company, Inc. (NJ) and IPC Information Systems, Inc. (incorporated by reference to exhibit 10.4 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

10.5	2002 Stock Option Plan, dated February 15, 2002 (incorporated by reference to exhibit 10.7 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

10.6	Key Employee Equity Investment Plan, dated February 15, 2002 (incorporated by reference to exhibit 10.8 to the company’s Registration Statement on Form S–4 (No. 333–82540)).

Exhibit
Number	Description
10.7	Settlement and Rejection Agreement, dated March 13, 2003, among IPC Acquisition Corp., Global Crossing Ltd., and Global Crossing North America Holdings Inc. (incorporated by reference to exhibit 10.11 to the company’s annual report for the year ended September 30, 2002).

10.8	Employment Agreement between the company and Lance Boxer, dated June 19, 2003 (incorporated by reference to exhibit 10.1 to the company’s quarterly report for the quarterly period ended June 30, 2003).

10.9	Employment Agreement between the company and Greg Kenepp, dated September 18, 2003 (incorporated by reference to exhibit 10.14 to the company’s Registration Statement on Form S–1 (No. 333–103264)).

10.10	Share Purchase Agreement, dated January 22, 2003, between Gains Acquisition Corp., Gains Asia Acquisition Corp. and Gains International Infocom Holdings BV (incorporated by reference to exhibit 10.2 to the company’s quarterly report for the quarterly period ended June 30, 2003)

10.11	Call Option Deed, dated January 22, 2003, between Gains International Infocom Holdings BV, IPC Acquisition Corp. and IPC Information Systems, Inc (incorporated by reference to exhibit 10.3 to the company’s quarterly report for the quarterly period ended June 30, 2003).

10.12	Amended and Restated Labor Pooling Agreement, dated as of June 15, 2004, by and between Kleinknecht Electric Company, Inc. (NY) and IPC Information Systems, LLC. (incorporated by reference to exhibit 10.18 to the company’s quarterly report for the quarterly period ended June 30, 2004).

10.13	Amended and Restated Labor Pooling Agreement, dated as of June 15, 2004, by and between Kleinknecht Electric Company, Inc. (NJ) and IPC Information Systems, LLC. (incorporated by reference to exhibit 10.18 to the company’s quarterly report for the quarterly period ended June 30, 2004).

10.14	Employment Agreement between the company and Timothy Whelan, dated July 15, 2004 (incorporated by reference to exhibit 10.20 to the company’s quarterly report for the quarterly period ended June 30, 2004).

10.15	First Amendment dated December 12, 2003 to Amended and Restated Credit and Guaranty agreement dated August 29, 2003 (incorporated by reference to exhibit 10.1 to the Company’s quarterly report for the quarterly period ended December 31, 2004).

10.16	Second Amendment and Consent dated November 30, 2004 to the Amended and Restated Credit and Guaranty Agreement dated August 29, 2003 (incorporated by reference to exhibit 10.21 to the company’s Form 8-K filed on December 6, 2003).

*10.17	Joinder Agreement dated as of April 20, 2004 to Amended and Restated Credit Agreement dated August 29, 2003.

10.18	Consent dated October 22, 2004, related to the Amended and Restated Credit and Guaranty Agreement dated August 29, 2003 (incorporated by reference to exhibit 10.22 to the company’s Form 8-K filed on December 6, 2003).

*10.19	Form of IPC Acquisition Corp. Non-qualified Stock Option Agreement

*12.1	Ratio of Earnings to Fixed Charges.

14.1	IPC Acquisition Corp. Code of Ethics (incorporated by reference to exhibit 14.1 to the Company’s annual report for the year ended September 30, 2003).

*21.1	List of Subsidiaries.

*23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.

*31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 23rd day of December 2004.

IPC Acquisition Corp.

By: /s/ Lance Boxer

Lance Boxer
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ LANCE BOXER Lance Boxer	Chief Executive Officer and Director (Principal Executive Officer)	December 23, 2004
By: /s/ GREG KENEPP Greg Kenepp	Chief Operating Officer and Director	December 23, 2004
By: /s/ TIMOTHY WHELAN Timothy Whelan	Chief Financial Officer (Principal Financial and Accounting Officer)	December 23, 2004
By: /s/ JOSEPH GLEBERMAN Joseph Gleberman	Chairman of the Board	December 23, 2004
By: /s/ JACK DALY Jack Daly	Director	December 23, 2004
By: /s/ ROBERT GHEEWALLA Robert Gheewalla	Director	December 23, 2004
By: /s/ ERIC SCHWARTZ Eric Schwartz	Director	December 23, 2004

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