Form 10-Q
period 2004-12-31
IPC ACQUISITION CORP
filed 2005-02-11
CIK 1166720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2005
Common Stock, par value $0.01	14,718,592 shares

IPC ACQUISITION CORP.

Part I – Financial Information:

Item 1. Financial Statements

IPC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	December 31,	September 30,
	2004	2004
	(Unaudited)
Assets
Assets:
Cash	$8,737	$27,270
Accounts receivable, net of allowance of $1,605 and $1,264, respectively	55,214	57,259
Inventories, net	42,312	31,176
Due from former affiliate	4,986	7,117
Prepaid and other current assets	4,256	4,041
Deferred taxes	13,751	13,132
Current assets of discontinued operations	145	2,548

Total current assets	129,401	142,543

Property, plant and equipment, net	24,648	24,846
Customer relationships, net	147,701	147,939
Technology, net	26,007	27,692
Trade name	16,300	16,300
Goodwill	92,260	82,621
Deferred financing costs, net	11,866	12,283
Other assets	1,252	1,035
Non-current assets of discontinued operations	40	40

Total assets	$449,475	$455,299

Liabilities and Stockholders’ Equity
Liabilities:
Current portion of long term debt	$483	$2,157
Accounts payable	6,641	14,594
Accrued expenses and other current liabilities	24,402	35,984
Income taxes payable	7,888	9,147
Customer advances on installation contracts	30,177	21,984
Deferred revenue on maintenance contracts	14,628	14,007
Current portion of guarantees on former parent obligations	—	155
Current liabilities of discontinued operations	668	639

Total current liabilities	84,887	98,667

Term loan	47,239	47,293
Senior subordinated notes	150,000	150,000
Deferred purchase consideration	3,000	—
Deferred taxes	25,212	23,150
Deferred compensation	2,673	2,686
Guarantees on former parent obligations and other long-term liabilities	260	260

Total liabilities	313,271	322,056

Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.01 par value, (25,000,000 shares authorized; 14,718,592 shares issued and outstanding at December 31, 2004 and September 30, 2004)	147	147
Paid in capital	146,759	146,479
Notes receivable for purchases of common stock	(278)	(276)
Deferred stock compensation	(871)	(645)
Accumulated deficit	(21,441)	(21,672)
Accumulated other comprehensive income	11,888	9,210

Total stockholders’ equity	136,204	133,243

Total liabilities and stockholders’ equity	$449,475	$455,299

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands) (Unaudited)

	Three Months Ended
	December 31,
	2004	2003
Revenue:
Product sales and installations	$22,470	$21,458
Service	43,455	31,236

	65,925	52,694

Cost of goods sold (depreciation shown separately):
Product sales and installations	12,414	11,138
Service	21,240	15,541
Depreciation and amortization	1,082	742

	34,736	27,421

Gross profit	31,189	25,273

Research and development	4,031	3,409
Selling, general and administrative	17,133	12,924
Depreciation and amortization	1,479	1,331
Amortization of intangibles	4,021	3,776

Income from operations	4,525	3,833

Other income (expense):
Interest expense, net	(5,629)	(5,522)
Other income, net	1,405	447

Income (loss) from continuing operations before income taxes	301	(1,242)

Income tax expense	127	372

Income (loss) from continuing operations	174	(1,614)

Discontinued operations (Note 3):
Income (loss) from discontinued operations	100	(265)
Income tax expense (benefit)	43	(115)

Income (loss) from discontinued operations, net of tax	57	(150)

Net income (loss)	$231	$(1,764)

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)

	Three Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$231	$(1,764)
Income (loss) from discontinued operations	57	(150)

Income (loss) from continuing operations	174	(1,614)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,561	2,073
Amortization of intangibles	4,021	3,776
Amortization of deferred financing costs	530	464
Provision for doubtful accounts	208	74
Deferred income taxes	(47)	(792)
Amortization of guarantees on former parent obligations	(155)	(339)
Changes in operating assets and liabilities:
Accounts receivable	4,659	7,965
Due from former affiliate	2,131	—
Inventories	(6,740)	(907)
Prepaids and other current assets	(131)	786
Other assets	(157)	(326)
Accounts payable, accrued expenses and other liabilities	(22,754)	(4,335)
Income taxes payable	(1,810)	(127)
Customer advances and deferred revenue	6,289	1,182

Net cash provided by (used in) continuing operations	(11,221)	7,880
Net cash provided by discontinued operations	2,489	11,620

Net cash provided by (used in) operating activities	(8,732)	19,500

Cash flows from investing activities:
Capital expenditures	(1,893)	(1,741)
Payment of Gains US and UK earn-out consideration and deferred purchase price	—	(6,756)
Acquisitions, net of cash acquired	(5,936)	(5,528)

Net cash used in investing activities	(7,829)	(14,025)

Cash flows from financing activities:
Principal payments on term loan	(1,728)	(137)
Issuance costs for term loan amendment	(113)	—
Deferred compensation payments	(13)	(27)
Payment of special cash dividend	—	(17,839)

Net cash used in financing activities	(1,854)	(18,003)

Effect of exchange rate changes on cash	(118)	16

Net decrease in cash	(18,533)	(12,512)
Cash, beginning of period	27,270	25,800

Cash, end of period	$8,737	$13,288

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Income taxes	$1,706	$945

Interest	$9,195	$9,656

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of IPC Acquisition Corp. (the “Company”) and its wholly and partially owned subsidiaries. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles for annual financial reporting and should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2004, as filed with the Securities and Exchange Commission.

     These unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. Interim period operating results may not be indicative of the operating results to be expected for the full year or any other interim period.

     The unaudited consolidated financial statements for the three months ended December 31, 2004 and 2003 include the accounts of the Company and its wholly and partially owned subsidiaries. The results of operations of any acquired businesses have been included in the Company’s financial statements from their respective acquisition dates through December 31, 2004. Intercompany balances and transactions have been eliminated.

Summary of Significant Accounting Policies

     Revenue Recognition

     Revenue from product sales and installation is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and the delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. The cost of providing a warranty on the Company’s equipment is estimated and accrued at the time the equipment is sold. In addition, contracts for annual recurring services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, adds and changes, commonly known as MACs, to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from network services is generally billed at the beginning of the month and recognized in the same month.

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

     For certain installation contracts, revenue from product installation sales is recognized in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which was adopted in the 2003 fiscal year. Under this pronouncement, products or services sold to the same entity that are entered into at or near the same time are presumed to have been negotiated as a package and are evaluated as a single arrangement when considering whether there are one or more units of accounting. In arrangements when multiple products or services are sold, the delivered items are considered separate units of accounting if the delivered item has value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the undelivered items. Undelivered item revenues are included in the liability section as deferred revenue on the balance sheet at their fair value with the corresponding costs held as an asset in inventory until delivery has occurred and revenue is earned.

     Cash and Cash Equivalents

     The Company maintains cash with several high credit quality financial institutions. Temporary cash investments with original maturities of three months or less are considered cash equivalents. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

     Trade Receivables

     Trade accounts receivable potentially expose the Company to concentrations of credit risk, as a large volume of business is conducted with several major financial institutions, primarily companies in the brokerage, banking and financial services industries. To help reduce this risk, customers are progress-billed prior to the completion of the contract. Uncollected accounts receivable recorded in customer advances amounted to $11.4 million at December 31, 2004 and $12.4 million at September 30, 2004.

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

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the shorter of their estimated useful lives or related contract terms beginning in the year the asset was placed into service. Normal repair and maintenance costs are expensed as incurred. The useful lives by asset category are as follows:

Buildings	20	years
Furniture fixrures and equipment	5	years
Network equipment	3	years
Computer software	3	years

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

     Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), effective upon the acquisition of IPC Information Systems and, in accordance with SFAS No. 142, there is no amortization of goodwill and intangible assets that have

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

indefinite useful lives. However, such assets are tested for impairment annually using the two-step process specifically provided in SFAS No. 142. Other intangible assets are carried at cost. Technology is amortized over estimated useful lives of between 3 to 7 years, customer relationships are amortized over estimated useful lives of 8 to 20 years, and proprietary software is amortized over its estimated useful life of 7 years. Trade name has been deemed to have an indefinite life and will not be subject to amortization, but instead will be subject to annual impairment tests in accordance with the provisions of SFAS No. 142. In determining that the trade name has an indefinite life, the Company considered the following factors: the ongoing active use of its trade name, which is directly associated with its market leading position in the mission-critical voice communications business, the lack of any legal, regulatory or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on its trade name generated by its other ongoing business activities (including marketing and development of new technology and new products) and its commitment to products branded with its trade name over its 30 year history. The Company’s acquired trade name has significant market recognition and the Company expects to derive benefits from the use of such assets beyond the foreseeable future.

     The Company completed the required annual fair value test as of July 1, 2004 (the first day of the fourth quarter of 2004), and concluded that there was no impairment to its recorded goodwill or trade name. There have been no indicators of impairment during the first quarter of the 2005 fiscal year. The Company believes the recorded values of goodwill of $92.3 million and trade name of $16.3 million at December 31, 2004 are fully recoverable.

     Deferred Financing Costs

     As part of the acquisition of IPC Information Systems in December 2001, the Company capitalized certain debt issuance costs in the amount of $17.4 million relating to the establishment of the senior secured credit facilities and the issuance of the senior subordinated notes. These costs are being amortized over the respective lives of the debt using the effective interest method. In September 2003 and December 2004, the Company amended and restated its senior secured credit facilities to more favorable terms. Additional debt issuance costs of $1.6 million in September 2003 and $0.1 million in December 2004 were incurred and are also being amortized using the effective interest method according to EITF Issue No. 96-19 “Debtors Accounting for a Modification or Exchange of Debt Instruments”. Amortization expense related to deferred financing costs is included in interest expense in the accompanying consolidated statements of operations and aggregated approximately $0.5 million for each of the three months ended December 31, 2004 and 2003.

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

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

     Foreign Currency Translation Adjustment

     The balance sheets and statements of operations of the Company’s foreign operations are measured using the local currency as the functional currency except for its subsidiaries in Hong Kong and Singapore, whose functional currency is the U.S. dollar. Assets and liabilities of these foreign operations are translated at the period-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the period. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in other income (expense), including net gains of approximately $1.2 million for the three months ended December 31, 2004 and $0.1 million for the three months ended December 31, 2003.

     Fair Value of Financial Instruments

     The Company’s financial instruments at December 31, 2004 consist of accounts receivable, accounts payable and debt. As of December 31, 2004, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximates fair value, based upon the short term nature of these accounts. The fair value of borrowings under the senior secured credit facilities was $48.1 million at December 31, 2004 as it bears interest at a floating rate. The fair value of the senior subordinated notes was $166.5 million at December 31, 2004, based upon quoted trading prices at such date.

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

	Three Months Ended
	December 31,
	2004	2003
Risk free interest rate	3.75%	2.1%
Expected life	4 years	4 years
Expected volatility	41.7%	71.2%

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

     For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over their vesting periods. The weighted-average grant date fair value of options granted was $14.49 for the three months ended December 31, 2004 and $4.24 for the three months ended December 31, 2003. The Company’s pro forma net income (loss) for all periods presented is shown below. These amounts may not necessarily be indicative of the pro forma effect of SFAS 123 for future periods in which options may be granted.

     As a result of the dividend paid in December 2003, the fair value of the Company’s common stock was reduced by the amount of the dividend, or $1.22 per share. The exercise price of certain stock option grants was modified to reflect the revised fair value and additional compensation expense has been included in the pro forma disclosure to account for the incremental fair

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

value of the modified options that have vested. The effect of the modification relating to unvested options will be recognized over the vesting period.

     If the Company elected to recognize compensation expense based on the fair value of the options granted at grant date, as prescribed by SFAS 123, net income (loss) would have been adjusted to the pro forma amounts indicated in the table below (in thousands):

	Three Months Ended
	December 31,
	2004	2003
Reported net income (loss)	$231	$(1,764)
Add back total stock-based employee compensation determined under APB 25 intrinsic value method, net of tax	28	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(427)	(438)

Pro forma net loss	$(168)	$(2,202)

     Reclassifications

     Certain items in the December 31, 2003 consolidated financial statements have been reclassified from amounts previously reported to conform to the presentation of the December 31, 2004 consolidated financial statements.

     Guarantees

     FASB Interpretation No. 45 (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The requirements of FIN 45 are applicable to the Company’s guarantee of a real estate lease for a former affiliate. The Company’s guarantees subject to the recognition and disclosure requirements of FIN 45 were not material as of December 31, 2004 and September 30, 2004.

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

     Comprehensive Income (Loss)

     The balance sheets and statements of operations of the Company’s foreign operations are measured using the local currency as the functional currency except for its subsidiaries in Hong Kong and Singapore, whose functional currency is the U.S. dollar. Assets and liabilities of these foreign operations are translated at the period-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the period. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss).

	Three Months Ended
	December 31,
(dollars in thousands)	2004	2003
Reported net income (loss)	$231	$(1,764)
Translation adjustment, net of tax	2,678	3,114

Total comprehensive income	$2,909	$1,350

     Recent Accounting Pronouncements

     On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt Statement 123(R) on July 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     The Company will adopt Statement 123(R) on July 1, 2005, however, management is still evaluating which method to adopt.

     As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

     In November 2004, the FASB issued FAS 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations.

2. Acquisitions

Orbacom Acquisition

     On November 30, 2004, IPC Information Systems Holdings, Inc, a subsidiary of the Company, acquired 100% of the common stock of Orbacom Systems, Inc. (“Orbacom”) for a maximum purchase price of $18 million in cash, including up to $7 million in contingent earnout commitments. Orbacom provides specialized radio consoles and computer aided dispatch software for use in command and control communications and serves the mission–critical communications needs of government agencies and corporations responsible for public safety dispatch, management of natural gas and energy infrastructures, air, freight and rail transportation, government command applications including homeland security, and critical industrial communications. The Company will report the operations of Orbacom in its Command and Control segment.

     The following table summarizes preliminary estimates, pending completion of a third-party valuation of acquired intangible assets, of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition. The purchase price on the date of the acquisition exceeded the fair market value of the net assets acquired by approximately $7.8 million and was preliminarily recorded as goodwill on the consolidated balance sheet. The primary factor that contributed to a purchase price that resulted in the recognition of goodwill is that this acquisition enables the Company to expand its range of products and services available to industries that address mission-critical command and control operations. The goodwill and intangible assets identified are not amortizable for income tax purposes.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

Condensed Balance Sheet (dollars in thousands)
Current assets	$7,676
Property, plant and equipment, net	258
Goodwill	7,816

Total assets acquired	15,750

Current liabilities	3,829
Other long-term liabilities	667
Deferred purchase price	3,000

Total liabilities assumed	7,496

Consideration at closing	$8,254

     The acquisition of Orbacom was accounted for using the purchase method of accounting in accordance with SFAS 141 and accordingly the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values. The Company’s consolidated results of operations for the three months ended December 31, 2004 include the operating results of Orbacom from November 30, 2004, the closing date of the acquisition, and is included in the Command and Control segment. The following table represents the preliminary allocation of the excess of the purchase price over the historical cost of the net tangible assets acquired (dollars in thousands):

Cash paid at closing	$8,000
Deferred purchase price	3,000
Transaction costs	354

Total consideration	11,354
Historical cost of net tangible assets acquired	(2,345)

Excess of purchase price over net tangible assets acquired	$9,009

Preliminary allocation of excess purchase price:
Residual goodwill (indefinite life)	$7,816
Deferred taxes	(474)
Step-up inventory to fair value	1,667

Total allocation of excess purchase price	$9,009

     The Company is in the process of finalizing its plans for the integration of the Orbacom purchase into the rest of the business. There may be additional accruals for restructuring as the Company evaluates and integrates real estate and leases, personnel, product lines and selling and marketing strategies. Any such adjustments, if incurred, will be reflected in the final purchase price allocation.

     On a proforma basis, the Orbacom acquisition did not have a material impact on the Company’s consolidated results of operations for the three months ended December 31, 2004 and 2003.

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

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

     Set forth below is the unaudited pro forma consolidated results of operations of the Company for the three months ended December 31, 2003, assuming the acquisition of Gains Asia occurred as of the beginning of the period. The unaudited pro forma condensed financial information is presented for informational purposes only and does not purport to represent the consolidated results of operations of the Company for the period described above had the Gains Asia acquisition occurred as of the beginning of the period, or to project the results for any future period.

Three Months
Ended
December 31,
(dollars in thousands)	2003
Revenue	$56,221
Loss from continuing operations	$(986)
Net loss	$(1,136)

3. Discontinued Operations

     In May 2004, the Board of Directors of the Company approved a formal plan to sell certain assets related to its Information Transport Systems (“I.T.S.”) segment to a group of private investors. The I.T.S. segment was a low margin business that no longer fit into the Company’s long-term growth plans. The sale closed in July 2004.

     Under the terms of the sale agreement and the transition services agreement, the Company agreed to continue funding payroll and material procurement through October 31, 2004. Such amounts are due to the Company by the new company (“Newco”) and are secured by the billings on such work to the customer as well as all the assets sold to Newco. The Company has agreed to provide billing and collection services and the collection of amounts due to the Company by Newco is through the right of offset of collections on Newco customer billings. The Company has also agreed to allow Newco to obtain labor through the Company’s labor pooling agreement with Kleinknecht Electric Company–New York (“KEC-NY”) and Kleinknecht Electric Company–New Jersey (“KEC-NJ”) for one year and has obtained consent from KEC-NY and KEC-NJ for such use.

     As of December 31, 2004, the amount outstanding due to the Company from Newco and collectible by the right of offset through Newco’s billings and collections is $5.0 million.

     In accordance with FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reported the results of operations of this business as income (loss) from discontinued operations. All prior periods

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

have been restated to conform to this presentation. As a result, the assets and liabilities of this discontinued operation have been reclassified on the balance sheet from the historical classifications and presented under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively.

     The assets and liabilities of discontinued operations as of December 31, 2004 and September 30, 2004 are as follows (dollars in thousands):

	December 31,	September 30,
	2004	2004
Assets of discontinued operations:
Accounts receivable, net	$145	$2,518
Other current assets	—	30
Other assets	40	40

	$185	$2,588

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$668	$639

     The results of operations related to discontinued operations for the three months ended December 31, 2004 and 2003 are as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2004	2003
Revenue	$—	$7,473
Costs of goods sold	—	7,314

Gross profit	—	159
Operating expenses	(100)	424

Operating income (loss) before income taxes	100	(265)
Income tax expense (benefit)	43	(115)

Income (loss) from discontinued operations	$57	$(150)

4. Inventories (dollars in thousands)

	December 31,	September 30,
	2004	2004
Components and manufacturing work in process	$13,344	$13,450
Inventory on customer sites awaiting installation	24,226	15,401
Parts and maintenance supplies	4,742	2,325

	$42,312	$31,176

5. Goodwill and Intangible Assets (dollars in thousands)

     The Company adopted SFAS 142 in December 2001. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, they are reviewed for impairment annually or more frequently if certain indicators arise. The following table reflects the changes in goodwill for the three months ended December 31, 2004:

	Financial	Command
	Services	and Control	Consolidated
Balance at October 1, 2004	$82,621	$—	$82,621
Additions (primarily related to the acquisition of Orbacom)	—	7,816	7,816
Effect of currency translation adjustments	1,823	—	1,823

Balance at December 31, 2004	$84,444	$7,816	$92,260

     The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in the consolidated balance sheets as of the dates indicated:

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

	December 31,	September 30,
	2004	2004
Intangible assets:
Amortized intangible assets:
Technology	$46,044	$46,044
Customer relationships	163,123	163,123
Effect of currency translation adjustments	9,802	7,721
Accumulated amortization-technology	(20,037)	(18,352)
Accumulated amortization-customer relationships	(25,224)	(22,905)

Net carrying amount	173,708	175,631
Non-amortized intangible assets:
Trade name	16,300	16,300

Net carrying amount	$190,008	$191,931

     Amortization expense for those intangible assets required to be amortized under SFAS 142 was $4.0 million for the three months ended December 31, 2004 and $3.8 million for the three months ended December 31, 2003.

     Estimated annual amortization expense for fiscal year 2005 and each of the four succeeding fiscal years for identifiable intangible assets required to be amortized under SFAS 142 are as follows:

	2005	2006	2007	2008	2009
Estimated annual amortization expense	$16,052	$15,948	$15,740	$15,740	$10,423

6. Accrued Expenses and Other Current Liabilities (in thousands)

	December 31,	September 30,
	2004	2004
Accrued compensation and benefits	$9,231	$12,851
Warranty reserves	1,697	1,577
Sales taxes payable	10	2,698
Job accruals	1,518	1,093
Accrued transaction costs	2,100	1,885
Accrued carrier costs	4,480	5,621
Current portion of deferred compensation	856	856
Accrued interest	1,227	5,232
Other accruals	3,283	4,171

	$24,402	$35,984

7. Long Term Debt

Senior Secured Credit Facilities

     On December 20, 2001, the Company entered into the senior secured credit facilities comprised of a $105.0 million term loan and a $15.0 million revolving credit facility. On September 2, 2003, the Company amended and restated its senior secured credit facilities. The amended and restated senior secured credit facilities consisted of a $25.0 million revolving credit facility and a $55.0 million term loan. The term loan was borrowed in full at closing. On April 20, 2004, the Company completed an agreement to increase the availability under the revolving credit facility by $10.0 million. As of December 31, 2004 the total amount available for borrowing and letters of credit under the revolving credit facility is $35.0 million, of which $30.7 million was available as of December 31, 2004, after taking into account $4.3 million of outstanding letters of credit, provided, however, that the Company can increase the committed amount under these facilities by up to $15.0 million so long as one or more lenders agrees to provide this incremental commitment and other customary conditions are satisfied. The Company’s senior secured credit facilities mature on September 2, 2008. For the three months ended December 31, 2004, the weighted average interest rate for borrowings outstanding under the senior secured credit facilities was 5.54%. The senior secured credit facilities and related interest expense is recorded on the Company’s Financial Services segment with no allocation of interest expense made to the Command and Control segment. The Company is also required to pay a commitment fee equal to 0.50% per annum of the average daily unused amount of the committed amount of the revolving credit facility, a fronting fee in an amount not to exceed 0.50% per annum of the average aggregate daily amount available to be drawn under all letters of credit issued under the Company’s senior secured credit facilities and customary administrative agent and letter of credit charges.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

     Borrowings under the Company’s senior secured credit facilities bear interest, at the Company’s election, either based on a prime rate index plus the applicable margin or a LIBOR rate index plus the applicable margin. The applicable margin is: based on the Company’s senior secured leverage ratio, as defined in the senior secured credit facilities. If the senior secured leverage ratio is greater than 1.00:1.00, the allocable margin is with respect to LIBOR rate loans, 4.00% per annum and with respect to prime rate loans, 3.00% per annum, and if the Company’s senior secured leverage ratio is less than 1.00:1.00, with respect to LIBOR rate loans, 3.50% per annum and with respect to prime rate loans, 2.50% per annum.

     Mandatory prepayments of the senior secured credit facilities are required upon the occurrence of certain events, including certain asset sales, equity issuances and debt issuances, as well as from 50% of the Company’s excess cash flow, as defined in the senior secured credit facilities, in 2005 and thereafter. Excess cash flow is defined in the Company’s credit agreement as: (1) the sum of net income, interest expense, provisions for taxes, depreciation expense, amortization expense, other non-cash items affecting net income and to the extent included in calculating net income, expenses incurred by the Company in connection with an amendment of the then existing credit agreement, certain restructuring expenses and prepayment premiums in connection with prepayment of loans under the then existing credit agreement, plus (2) a working capital adjustment less (3) scheduled repayments of debt, capital expenditures, cash acquisitions and certain investments, cash interest expense and provisions for taxes based on income. As required, the Company made the mandatory excess cash flow payment of $6.6 million for the fiscal year ended September 30, 2004, of which $5.0 million was paid at September 30, 2004 and $1.6 million was paid on December 29, 2004.

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

     The senior secured credit facilities also contain minimum interest coverage and fixed charge coverage ratios and maximum senior secured and total leverage ratios as well as a restriction on the amount of capital expenditures the Company can incur in a fiscal year. At December 31, 2004, the Company was in compliance with all requirements of the senior secured credit facilities.

     As of December 31, 2004, remaining annual principal repayments required under the term loan are as follows (in thousands):

2005	2006	2007	2008	2009	Total
$ 483	$483	$11,961	$34,795	—	$47,722

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

     Interest on the senior subordinated notes accrues at the rate of 11.50% per annum and is payable semi-annually in arrears on June 15 and December 15. Pursuant to a registration rights agreement entered into at the time the senior subordinated notes were issued, on June 21, 2002 the Company completed an exchange offer registered under the Securities Act of 1933, as amended, in

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

which 100% of the outstanding senior subordinated notes were exchanged for a different series of senior subordinated notes having substantially identical terms.

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

	Three Months Ended
	December 31,
	2004	2003
Balance at beginning of period	$1,577	$1,889
Provision for current period	338	321
Liability assumed with purchase of Orbacom	262	—
Material and labor usage	(480)	(425)

Balance at end of period	$1,697	$1,785

Litigation

     Except for the lawsuits described below, of which the first two involve the Company’s former I.T.S. segment, the Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the normal course of business. Under the terms of the sale agreement, the Company remains liable for all pre-closing liabilities relating to the I.T.S. segment, including the two lawsuits described below. Management believes the proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

     On December 3, 2003, Hamilton County Emergency Communications District sued a former affiliate of Orbacom in the United States Court for the Eastern District of Tennessee at Chattanooga. The complaint asserts claims for breach of contract in connection with the installation of public safety communications systems and the provision of services to Hamilton County. The complaint seeks damages of approximately $600,000.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

     The Company acquired Orbacom on November 30, 2004. On January 6, 2005, Hamilton amended its complaint to add IPC Information Systems, LLC as a defendant. The amended complaint alleges new claims against IPC Information Systems, LLC for violations of the Uniform Fraudulent Transfer Act by entering into a concerted plan to take actions to place the assets of an affiliate of Orbacom beyond the reach of the court.

     The Company is fully indemnified by the selling Orbacom shareholders for all costs incurred by the Company in the action and have held back $3 million of the purchase price payable to the former Orbacom shareholders. On January 7, 2005, the Company served the Orbacom shareholder representative notice of its request for indemnification under the Stock Purchase Agreement, dated as of October 1, 2004, among the Company, IPC Information Systems Holdings, Inc. and Orbacom and each of the sellers listed therein.

     On December 15, 2004, IPC Information Systems, LLC commenced two lawsuits arising out of the unauthorized copying of its proprietary software. The first action was filed in the Southern District of New York against The Odyssey Group, Inc. doing business as The O&R Group, Inc. The complaint alleges that the Odyssey Group infringed the Company’s copyrights by soliciting and obtaining an unauthorized copy of its proprietary software from Advanced Business Communications Ltd. (‘ABC”), a Canadian company. The Company’s complaint seeks recovery of the software, injunctive relief and unspecified damages from the defendants. The Odyssey Group has asserted counterclaims against us seeking aggregate damages of approximately $3 million for injurious falsehood, slander per se and interference with prospective economic advantage. The Company believes the counterclaims are without merit and intends to vigorously defend against them.

     The second action was filed in the Alberta Court of Queen’s Bench against ABC and its two principals. The statement of claim against ABC alleges misappropriation of the Company’s software, breach of contract, breach of fiduciary and common law duties and conversion and seeks injunctive relief and monetary damages. ABC has asserted counterclaims against the Company seeking aggregate damages of approximately $450,000 for breach of contract. The Company believes the counterclaims are without merit and intends to vigorously defend against them.

9. Income Taxes

     The Company’s effective tax rate for the three months ended December 31, 2004 was 42.1% and was 29.9% for the three months ended December 31, 2003. The Company’s effective tax rate reflects the Company’s foreign, federal and state taxes, the non-deductibility of foreign losses for federal tax purposes, the non-deductibility of certain expenses and, for the three months ended December 31, 2003, taxable income at several of the Company’s foreign subsidiaries.

     The Company has U.S. federal net operating loss carryforwards of approximately $16.9 million at September 30, 2004, which expire through September 30, 2022. As of September 30, 2004, the Company has recognized deferred tax assets related to its US federal and state net operating loss carryforwards of approximately $6.8 million. In determining whether it is more likely than not that the Company will realize the benefits of the net deferred tax assets from US operations, the Company considered all available evidence, both positive and negative. The principal factors that led the Company to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002 reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by the Company and Global Crossing, also generated deductions for income tax purposes); (2) US results of operations for subsequent fiscal years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (3) the Company’s conclusion that the net US deferred tax assets were generated by an event (the Company’s purchase of the business), rather than a continuing condition. As of December 31, 2004, no circumstances have arisen that would require the Company to change such conclusion.

     The aggregate amount of taxes for which the Company has received notices of taxes due and estimated amounts for probable assessments from various jurisdictions and recognized as tax liabilities under purchase accounting is approximately $6.5 million and, as of December 31, 2004, the Company has made settlement payments aggregating $1.9 million, including a $1.1 million payment made to one jurisdiction in May 2004. The Company estimates that its exposure for additional tax liabilities relating to periods prior to the acquisition in excess of amounts accrued is zero, which has been reduced from an original range of zero to $36.0 million as a result of the Company’s settlement negotiations. In computing its estimated potential tax liabilities, the Company took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns as filed, the remaining liability is zero. Although the Company believes that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by the Company of a significant amount of these potential tax liabilities should not have a material adverse effect on the Company’s financial condition and results of operations.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

10. Business Segment Information

     The Company, headquartered in New York, provides mission-critical voice communications solutions to the financial services trading industry as well as the command and control operations including power, energy, utility and transportation companies, public safety organizations and government and military agencies.

     Through September 30, 2004, the Company’s operations included three segments named Trading Systems, I.T.S. and Network Services. The I.T.S. segment was sold in June 2004 and is reported as discontinued operations for all periods presented. With the sale of I.T.S. and the acquisition of Orbacom, the Company has now realigned its operations and has two segments named Financial Services and Command and Control. Both the Financial Services and Command and Control segments report revenue as follows:

•	sales of equipment to distributors and direct sales and installations of turret systems, radio consoles and computer aided dispatch software as “Product sales and installations”; and

•	revenue from equipment maintenance, including annual and multi-year service contracts, sales of network voice and data services and from MACs to existing equipment installations as “Service.”

     The Company’s primary measures to evaluate performance are direct margin (revenue less cost of goods sold, excluding indirect costs and depreciation and amortization) and income from operations.

     The following tables represent business segment information for the Company’s two operating segments, Financial Services and Command and Control, for the three months ended December 31, 2004 and 2003 (in thousands):

	Financial	Command
For the Three Months Ended December 31, 2004	Services	and Control	Consolidated
Revenue:
Product sales and installations	$22,249	$221	$22,470
Service	42,944	511	43,455

Total revenue	65,193	732	65,925
Direct cost of goods sold	25,707	360	26,067

Direct margin	39,486	372	39,858
Research and development	3,181	239	3,420
Selling, general and administrative	9,388	888	10,276

Segment profit	26,917	(755)	26,162
Other segment data:
Corporate research and development	611	—	611
Corporate selling, general and administrative	6,857	—	6,857
Depreciation and amortization	2,553	8	2,561
Intangibles amortization	4,021	—	4,021
Indirect cost (fixed and variable)	7,452	135	7,587
Interest expense, net	5,629	—	5,629
Other income, net	1,405	—	1,405
Income tax provision (benefit)	127	—	127

Goodwill as of December 31, 2004	$84,444	$7,816	$92,260
Total assets as of December 31, 2004 (1)	$433,899	$15,391	$449,475
Capital expenditures	$1,893	$—	$1,893

(1)	Total consolidated assets includes the assets of discontinued operations of the I.T.S. segment of $ 185

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

	Financial	Command
For the Three Months Ended December 31, 2003	Services	and Control	Consolidated
Revenue:
Product sales and installations	$21,388	$70	$21,458
Service	30,926	310	31,236

Total revenue	52,314	380	52,694
Direct cost of goods sold	21,391	150	21,541

Direct margin	30,923	230	31,153
Research and development	2,668	—	2,668
Selling, general and administrative	7,166	—	7,166

Segment profit	21,089	230	21,319
Other segment data:
Corporate research and development	741	—	741
Corporate selling, general and administrative	5,758	—	5,758
Depreciation and amortization	2,073	—	2,073
Intangibles amortization	3,776	—	3,776
Indirect cost (fixed and variable)	5,138	—	5,138
Interest expense, net	5,522	—	5,522
Other income (expense), net	447	—	447
Income tax provision (benefit)	372	—	372
Goodwill as of December 31, 2003	$83,956	$—	$83,956
Total assets as of December 31, 2003 (1)	$400,453	$—	$421,692
Capital expenditures	$1,741	$—	$1,741

(1)	Total consolidated assets includes the assets of discontinued operations of the I.T.S. segment of $ 21,239

11. Guarantor Subsidiaries’ Financial Information

     Certain of the Company’s domestic restricted subsidiaries guarantee the senior secured credit facilities and the senior subordinated notes. These subsidiary guarantees are both full and unconditional, as well as joint and several. Information regarding the guarantors is as follows (in thousands):

			Non-
	IPC	Guarantor	Guarantor
Condensed Consolidated Balance Sheet at December 31, 2004	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Cash	$43	$(199)	$8,893	$—	$8,737
Accounts receivable, net	—	23,724	31,490	—	55,214
Inventories, net	—	25,997	30,210	(13,895)	42,312
Prepaid and other current assets	13,751	7,147	2,217	(122)	22,993
Due from (to) affiliate	171,422	(141,456)	(29,966)	—	—
Current assets of discontinued operations	—	145	—	—	145

Total current assets	185,216	(84,642)	42,844	(14,017)	129,401
Investment in subsidiaries	157,207	10,524	12,632	(180,363)	—
Property, plant and equipment, net	—	19,697	4,951	—	24,648
Goodwill and intangibles, net	—	190,166	92,102	—	282,268
Deferred financing costs, net	11,866	—	—	—	11,866
Other assets	—	474	778	—	1,252
Non-current assets of discontinued operations	—	40	—	—	40

Total assets	$354,289	$136,259	$153,307	$(194,380)	$449,475

Liabilities and stockholders’ equity:
Current portion of long-term debt	$483	$—	$—	$—	$483
Accounts payable, accrued expenses and other current liabilities	1,227	22,252	15,452	—	38,931
Customer advances and deferred revenue	—	21,134	23,671	—	44,805
Current liabilities of discontinued operations	—	668	—	—	668

Total current liabilities	1,710	44,054	39,123	—	84,887
Long-term debt	197,239	—	—	—	197,239
Other long-term liabilities	19,136	5,933	6,076	—	31,145

Total liabilities	218,085	49,987	45,199	—	313,271
Total stockholders’ equity	136,204	86,272	108,108	(194,380)	136,204

Total liabilities and stockholders’ equity	$354,289	$136,259	$153,307	$(194,380)	$449,475

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

			Non-
	IPC	Guarantor	Guarantor
Condensed Consolidated Balance Sheet at September 30, 2004	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Cash	$3,028	$13,057	$11,185	$—	$27,270
Accounts receivable, net	—	23,054	34,205	—	57,259
Inventories, net	—	22,164	17,388	(8,376)	31,176
Prepaid and other current assets	13,132	9,863	1,417	(122)	24,290
Due from (to) affiliate	181,288	(156,593)	(24,695)	—	—
Current assets of discontinued operations	—	2,548	—	—	2,548

Total current assets	197,448	(85,907)	39,500	(8,498)	142,543
Investment in subsidiaries	146,692	10,524	12,632	(169,848)	—
Property, plant and equipment, net	—	20,077	4,769	—	24,846
Goodwill and intangibles, net	—	185,341	89,211	—	274,552
Deferred financing costs, net	12,283	—	—	—	12,283
Other assets	—	335	700	—	1,035
Non-current assets of discontinued operations	—	40	—	—	40

Total assets	$356,423	$130,410	$146,812	$(178,346)	$455,299

Liabilities and stockholders’ equity:
Current portion of long-term debt	$2,157	$—	$—	$—	$2,157
Accounts payable, accrued expenses and other current liabilities	5,232	32,408	22,240	—	59,880
Customer advances and deferred revenue	—	16,907	19,084	—	35,991
Current liabilities of discontinued operations	—	639	—	—	639

Total current liabilities	7,389	49,954	41,324	—	98,667
Long-term debt	197,293	—	—	—	197,293
Other long-term liabilities	18,498	2,946	4,652	—	26,096

Total liabilities	223,180	52,900	45,976	—	322,056
Total stockholders’ equity	133,243	77,510	100,836	(178,346)	133,243

Total liabilities and stockholders’ equity	$356,423	$130,410	$146,812	$(178,346)	$455,299

			Non-
Condensed Consolidated Statement of Operations	IPC	Guarantor	Guarantor
For the Three Months Ended December 31, 2004	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$53,312	$27,774	$(15,161)	$65,925
Cost of goods sold	—	27,960	16,418	(9,642)	34,736

Gross profit	—	25,352	11,356	(5,519)	31,189

Other operating expenses	55	18,622	7,987	—	26,664

Income (loss) from operations	(55)	6,730	3,369	(5,519)	4,525
Interest income (expense) and other income (expense), net	(5,596)	107	1,265	—	(4,224)
Income tax provision	—	87	40	—	127
Equity in earnings (losses) from investees	5,882	1,955	—	(7,837)	—

Income (loss) from continuing operations	231	8,705	4,594	(13,356)	174
Income (loss) from discontinued operations, net of tax	—	57	—	—	57

Net income (loss)	$231	$8,762	$4,594	$(13,356)	$231

			Non-
Condensed Consolidated Statement of Operations	IPC	Guarantor	Guarantor
For the Three Months Ended December 31, 2003	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$37,370	$17,098	$(1,774)	$52,694
Cost of goods sold	—	19,817	9,659	(2,055)	27,421

Gross profit	—	17,553	7,439	281	25,273

Other operating expenses	—	15,863	5,577	—	21,440

Income from operations	—	1,690	1,862	281	3,833
Interest income (expense) and other income (expense), net	(5,468)	278	115	—	(5,075)
Income tax provision (benefit)	—	(205)	577	—	372
Equity in earnings (losses) from investees	3,704	98	—	(3,802)	—

Income (loss) from continuing operations	(1,764)	2,271	1,400	(3,521)	(1,614)
Loss from discontinued operations, net of tax	—	(150)	—	—	(150)

Net income (loss)	$(1,764)	$2,121	$1,400	$(3,521)	$(1,764)

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
December 31, 2004 (Unaudited)

			Non-
Condensed Consolidated Statement of Cash Flows	IPC	Guarantor	Guarantor
For the Three Months Ended December 31, 2004	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operations	$(11,058)	$6,451	$(6,614)	$—	$(11,221)
Net cash provided by discontinued operations	—	2,489	—	—	2,489

Net cash provided by (used in) operating activities	(11,058)	8,940	(6,614)	—	(8,732)

Capital expenditures	—	(1,062)	(831)	—	(1,893)
Intercompany borrowings	9,914	(15,185)	5,271	—	—
Acquisitions, net of cash	—	(5,936)	—	—	(5,936)

Net cash provided by (used in) investing activities	9,914	(22,183)	4,440	—	(7,829)

Principal payments on term loan	(1,728)	—	—	—	(1,728)
Deferred compensation payments	—	(13)	—	—	(13)
Issuance costs for term loan amendment	(113)	—	—	—	(113)

Net cash used in financing activities	(1,841)	(13)	—	—	(1,854)

Effect of exchange rate changes on cash	—	—	(118)	—	(118)

Net increase (decrease) in cash	(2,985)	(13,256)	(2,292)	—	(18,533)
Cash at beginning of period	3,028	13,057	11,185	—	27,270

Cash at end of period	$43	$(199)	$8,893	$—	$8,737

			Non-
Condensed Consolidated Statement of Cash Flows	IPC	Guarantor	Guarantor
For the Three Months Ended December 31, 2003	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operations	$(10,259)	$14,592	$3,547	$—	$7,880
Net cash provided by discontinued operations	—	11,620	—	—	11,620

Net cash provided by (used in) operating activities	(10,259)	26,212	3,547	—	19,500

Capital expenditures	—	(1,437)	(304)	—	(1,741)
Intercompany borrowings	23,273	(12,393)	(10,880)	—	—
Payment of Gains US and UK earnout and deferred purchase price	—	(6,756)	—	—	(6,756)
Advance payment on acquisition of Gains Asia	—	(5,528)	—	—	(5,528)

Net cash provided by (used in) investing activities	23,273	(26,114)	(11,184)	—	(14,025)

Principal payments on term loan	(137)	—	—	—	(137)
Deferred compensation payments	—	(27)	—	—	(27)
Payment of special cash dividend, net	(17,839)	—	—	—	(17,839)

Net cash used in financing activities	(17,976)	(27)	—	—	(18,003)

Effect of exchange rate changes on cash	—	—	16	—	16

Net increase (decrease) in cash	(4,962)	71	(7,621)	—	(12,512)
Cash at beginning of period	9,088	3,135	13,577	—	25,800

Cash at end of period	$4,126	$3,206	$5,956	$—	$13,288

12. Subsequent Events

     The Company declared a special cash dividend of approximately $20 million, or $1.36 per share, which will be payable on February 14, 2005 to all shareholders of record of its outstanding common stock as of that date. As a result of this dividend, the Company intends to reprice the exercise price of all of its outstanding stock options in order to provide equitable treatment to holders of stock options to purchase the Company’s common stock.

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

     Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “thinks”, and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other risk factors, including but not limited to:

•	risks associated with substantial indebtedness, leverage and debt service;

•	performance of our business and future operating results;

•	risks of competition in our existing and future markets;

•	loss or retirement of any key executives;

•	general business and economic conditions;

•	market acceptance issues, including the failure of products or services to generate anticipated sales levels; and

•	other risks described in our 10-K for the year ended September 30, 2004

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

Business Overview

     We provide mission-critical voice communications solutions to enterprises globally, primarily in the financial services industry. Since 1973, we have designed, manufactured, installed and serviced specialized telephony systems, also referred to as “turrets,” which are used on trading floors across the world. We manage our business through two major operating segments called Financial Services and Command and Control. In October 2004 we formed the Command and Control segment in connection with a substantial increase in our efforts to address what we identified as growth opportunities in that market.

     We are a leader within the financial trading community based on the number of turret “positions” and related equipment installed worldwide. We are also a leader in technology innovation in our industry, particularly in the area of Voice-over Internet Protocol, or VoIP, communications solutions. We built additional lines of business upon that core offering, expanding our product and service portfolio to address other communications needs of the financial services industry. Additionally, we recently increased our efforts to address the needs of customers involved in command and control operations centers of the following industries which we target: public safety; government and military; power, energy, and utility; and transportation.

     We plan to expand the offerings and operations of our Command and Control segment both through internal investments in our product offerings and professional staff, as well as through acquisitions that we believe will supplement our portfolio of offerings and our distribution channels. In November 2004, we completed our first acquisition in the Command and Control segment, Orbacom Systems, Inc.

     Revenue from product sales and installations is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving those contract milestones and delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Revenue from moves, adds and changes to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from network services is generally billed in the beginning of the month and recognized in the same month.

     Large installation projects are not numerous; however, their occurrence causes fluctuations when comparing periods, as revenue is not recognized until completion of the installation or achievement of contract milestones. We believe the demand for new turret systems is primarily event driven, the result of physical facility moves of trading positions, the addition of new trading positions due to customer growth and the need to upgrade older technology. Large facility moves and mergers can also result in large installation projects, which cause uneven revenue streams period over period. For a description of our critical accounting policies, see “—Summary of Critical Accounting Policies” below.

Operating Focus since December 2001

     In December 2001, Global Crossing and its affiliates sold IPC Information Systems to a group of investors led by GS Capital Partners 2000, L.P. Since that time, we operated as an independent company and focused our efforts on five key initiatives to improve our operating performance. These initiatives included:

• Upgrade our portfolio of businesses and quality of financial results. We made changes to our portfolio of business in order to focus on businesses we believe have the most attractive operating margins and growth profiles, to add complementary products or distribution channels, and to increase the percentage of services revenues relative to the more cyclical equipment sales revenues.

• In March 2002, in order to expand our geographic presence in the Asia Pacific region, we purchased the customer base and related assets outside of Japan of the turret business of Hitachi, Ltd.

• In April 2003, in order to supplement our equipment business with complementary offerings of specialized network services, we purchased Gains International (US) Inc, and Gains International (Europe) Limited.

• In August 2003, in order to expand our product offering to include a software-based VoIP hoot and intercom product, we invested in and gained control of Purple Voice, and subsequently completed the acquisition in September 2004.

• In January 2004, we purchased Gains International Asia Holdings to extend our network services presence in the Asia Pacific region.

• In July 2004, we divested the operations and assets of our Information Transport Systems, or I.T.S., segment in order to exit a construction-related cabling business we viewed as highly cyclical and moderately profitable.

• In November 2004, to expand the product offerings and distribution channels of our newly formed Command and Control segment, we acquired Orbacom Systems Inc.

     Our services revenues have increased from $85.7 million in 2002 to $148.7 million in 2004, representing 36% of total revenues in 2002, and 56% of total revenues in 2004. We believe our services businesses are less subject to industry capital spending cycles than our equipment sales businesses.

• Increase our geographic reach and penetration in selected countries. Since 2001 we opened direct offices in Japan, Germany, Italy, and France. We also acquired operations and offices in the Asia Pacific and EMEA regions through our acquisitions of Hitachi's turret business and the Gains International business. Our penetration in the EMEA and Asia Pacific regions has increased as a result of these activities, as measured by number of turrets installed and circuits of network services.

• Expand our portfolio of product and service offerings. Since 2001 we expanded our offerings through investment in internal research and development as well as through acquisitions of products, services and technologies.

• Network and Related Services. Through the acquisitions of the Gains International business, we acquired a base of customers, a global network, operations centers, personnel and expertise to enable us to offer specialized network services to the same client base served by our communications equipment business. Since that acquisition we increased the revenues and operating profits of the acquired entities by adding those services to the portfolio of offerings sold by our account representatives. We also added other related services, including offerings to audit and groom our customers' networks, and continuity services designed to monitor both equipment and network resources and proactively address potential disruptions to service.

• VoIP and Software Offerings. Leveraging the potential of VoIP technology, we internally developed technologies that enhance the capabilities of our equipment offerings with new solutions for business continuity, compliance, user productivity, converged voice, video and data, and system administration on an enterprise level. Additionally, through the acquisition of Purple Voice, we added to our portfolio a set of software-based, VoIP offerings that extend core trading room functionality to off-floor individuals and offices, including retail brokerages.

• Command and Control Offerings. With the acquisition of Orbacom Systems, Inc, and through internal development efforts, we added proprietary radio integration, computer aided dispatch, and console offerings, as well as integrated third-party offerings for records management and other functions required in command and control applications.

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

Recent Events

     We declared a special cash dividend of approximately $20 million, or $1.36 per share, which will be payable on February 14, 2005 to all shareholders of record of our outstanding common stock as of that date. As a result of this dividend, we intend to reprice the exercise price of all of our outstanding stock options in order to provide equitable treatment to holders of stock options to purchase our common stock.

Summary of Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we periodically evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition

     Revenue from product sales and installations is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. The cost of providing a warranty are estimated and accrued at the time the equipment is sold. In addition, contracts for annual recurring services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from network services is generally billed in the beginning of the month and recognized in the same month.

     Revenue from software licenses is recognized in accordance with SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP 98- 9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Software revenue is recognized when a customer enters into a non-cancelable contract or license agreement, the software product has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the contract or license fees are fixed or determinable and collection is considered probable. Amounts received in advance of meeting these criteria are deferred. Revenue from support and maintenance contracts is recognized ratably over the contract period.

     For certain installation contracts, revenue from product installation sales is recognized in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which was adopted in the 2003 fiscal year. Under this pronouncement, products or services sold to the same entity that are entered into at or near the same time are presumed to have been negotiated as a package and are evaluated as a single arrangement when considering whether there are one or more units of accounting. In arrangements when multiple products or services are sold, the delivered items are considered separate units of accounting if the delivered item has value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the undelivered items. Undelivered item revenues are included in the liability section as deferred revenue on the balance sheet at their fair value with the corresponding costs held as an asset in inventory until delivery has occurred and revenue is earned.

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

     Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. We adopted SFAS No. 142 effective upon the acquisition of IPC Information Systems on December 20, 2001. In accordance with SFAS No. 142, there is no amortization of goodwill and intangible assets that have indefinite useful lives. However, such assets are tested for impairment annually using the two-step process specifically provided in SFAS No. 142. Other intangible assets are carried at cost. Technology assets are amortized over estimated useful lives of between 3 to 7 years, customer relationships are amortized over estimated useful lives of 8 to 20 years, and proprietary software is amortized over its estimated useful life of 7 years. Trade name has been deemed to have an indefinite life and will not be subject to amortization, but instead will be subject to annual impairment tests in accordance with the provisions of SFAS No. 142. In determining that the trade name has an indefinite life, we considered the following factors: the on going active use of our trade name, which is directly associated with our market leading position in the mission-critical voice communications business, the lack of any legal, regulatory or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on our trade name generated by our other ongoing business activities (including marketing and development of new technology and new products) and our commitment to products branded with our trade name over our 30 year history.

     We completed the required annual fair value test as of July 1, 2004 (the first day of the fourth quarter of 2004), and concluded that there was no impairment to our recorded goodwill or trade name. There have been no indicators of impairment during the first quarter of the 2005 fiscal year. We believe the recorded values of goodwill of $92.3 million and trade name of $16.3 million at December 31, 2004 are fully recoverable.

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

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt Statement 123(R) on July 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     We will adopt Statement 123(R) on July 1, 2005, however, we are still evaluating which method to adopt.

     As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

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

     In determining whether it is more likely than not that we will realize the benefits of the net deferred tax assets from US operations, we consider all available evidence, both positive and negative, including:

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

     Recent Accounting Pronouncements

     In November 2004, the FASB issued FAS 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this new standard to have a material effect on our consolidated financial position or results of operations.

Comparison of the Three Months Ended December 31, 2004 (“Q1 2005”) to the Three Months Ended December 31, 2003 (“Q1 2004”).

     The following table sets forth, as a percentage of consolidated revenue, our consolidated statements of operations for the periods indicated. The following table also presents, as a percentage of segment revenue, our statements of operations for our two operating segments for the periods indicated.

	December 31, 2004			December 31, 2003
			Command			Command
		Financial	and		Financial	and
	Consolidated	Services	Control	Consolidated	Services	Control
Revenue:
Product sales and installations	34%	34%	30%	41%	41%	18%
Service	66%	66%	70%	59%	59%	82%

	100%	100%	100%	100%	100%	100%

Cost of goods sold (depreciation shown separately):
Product sales and installations	19%	18%	38%	21%	21%	11%
Service	32%	32%	30%	30%	30%	28%
Depreciation and amortization	2%	2%	0%	1%	1%	0%

	53%	52%	68%	52%	52%	39%

Gross profit	47%	48%	32%	48%	48%	61%

Research and development	6%	6%	33%	6%	6%	0%
Selling, general and administrative expense	26%	25%	121%	25%	25%	0%
Depreciation and amortization	2%	2%	1%	3%	3%	0%
Amortization of intangibles	6%	6%	0%	7%	7%	0%

Income (loss) from operations	7%	9%	(123%)	7%	7%	61%
Other income (expense):
Interest expense, net	(9%)	(9%)	0%	(10%)	(11%)	0%
Other income (expense), net	2%	2%	0%	1%	1%	0%

Income (loss) from continuing operations before income taxes	0%	2%	(123%)	(2%)	(3%)	61%
Income tax expense (benefit)	0%	0%	0%	1%	1%	0%

Income (loss) from continuing operations	0%	2%	(123%)	(3%)	(4%)	61%
Income (loss) from discontinued operations	0%	0%	0%	0%	0%	0%

Net income (loss)	0%	2%	(123%)	(3%)	(4%)	61%

     A discussion of revenues and cost of goods sold on a consolidated basis would be substantially the same as and duplicative of the discussion of these items for the Financial Services segment, therefore we have omitted it. We believe our customers are beginning to plan and implement changes, expansions, and reconfigurations to their current trading floors. We expect this activity to continue during 2005; however, there can be no certainty as to the degree or duration that this will continue.

Revenue

     The following table sets forth our revenue as reported for our two operating segments.

	Financial Services
	Q1	Q1	$	%
(dollars in thousands)	2005	2004	Change	Change
Product sales and installations	$22,249	$21,388	$861	4%
Service	42,944	30,926	12,018	39%

Total	$65,193	$52,314	$12,879	25%

	Command and Control
	Q1	Q1	$	%
(dollars in thousands)	2005	2004	Change	Change
Product sales and installations	$221	$70	$151	216%
Service	511	310	201	65%

Total	$732	$380	$352	93%

Financial Services

Product sales and installations. Comparing Q1 2005 to Q1 2004, our product sales and install revenue increased by $0.9 million, primarily due to higher revenue from medium installation projects offset by lower revenue from one large installation project in Q1 2005 compared to Q1 2004. The number of large installations remained constant period over period; however, the decrease in revenue was due to the smaller size of the installation completed in Q1 2005 compared to Q1 2004. For medium installations, revenue increased primarily due to an additional installation in Q1 2005 compared to Q1 2004. Large and medium projects are primarily configured based on the number of positions and telephone lines per position. Also, sales in part result from real estate planning, merger and acquisition activity in our customer base and changes in our customers’ headcount or their technology needs and can vary from period to period.

	Number of		Total amount
	installations		(in millions)
Product installation size:	Q1 2005	Q1 2004	Q1 2005	Q1 2004	$ Change
Large (greater than $2.0 million)	1	1	$2.0	$2.4	$(0.4)
Medium (between $1.0 million and $2.0 million)	3	2	4.0	2.8	1.2
Small (less than $1.0 million)	*	*	16.3	16.2	0.1

			$22.3	$21.4	$0.9

* Due to the variance in deal size of small installations this number is not a useful statistic.

Service. The increase in service revenue of $12.0 million in Q1 2005 from Q1 2004 was primarily due to an increase of $7.9 million in network services and $4.1 million in equipment services. The increase in network services is primarily due to a full quarter of revenue from the acquisition of Gains Asia in January 2004 generating $4.3 million in revenue and an increase in recurring circuit revenue and the expansion of our Advanced Fault Management and Total Circuit Management services from our customer base in North America and Europe totaling $3.6 million. Equipment services increased primarily due to a higher volume of contract maintenance revenue totaling $1.5 million from the expiration of warranties for product sales and installation contracts and additional on-site services at several customer sites. Also, non-contract MAC revenue increased $2.6 million due to increased demand for trading floor re-configurations and additional trading positions globally.

Command and Control

Product sales and installations. The increase in product sales and installation revenue of $0.1 million in Q1 2005 from Q1 2004 was primarily due to the acquisition of Orbacom Systems on November 30, 2004.

	Number of		Total amount
	installations		(in millions)
Product installation size:	Q1 2005	Q1 2004	Q1 2005	Q1 2004	$ Change
Small (less than $1.0 million)	*	*	$0.2	$0.1	$0.1

* Due to the variance in deal size of small installations this number is not a useful statistic.

Service. The increase in service revenue of $0.2 million in Q1 2005 from Q1 2004 was primarily due the acquisition of Orbacom Systems on November 30, 2004, which increased non-contract MAC revenue associated with upgrading existing customers systems.

Cost of Goods Sold

     The following table sets forth our cost of goods sold as reported for our two operating segments. Cost of goods sold for our Financial Services segment includes the costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold, labor to provide service, warehouse and project management costs, the costs to lease local and long distance circuits, the cost of our network provisioning and operations organizations and depreciation of our network equipment as well as equipment in our manufacturing and assembly facility. Cost of goods sold for our Command and Control segment includes the costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold and labor to provide service. In addition, cost of goods sold for Q1 2005 includes a charge resulting from the sale of inventory reflecting a step-up in carrying value of $1.7 million (relating to purchase accounting fair value adjustments from the acquisition of Orbacom), of which $0.2 million was recognized in Q1 2005 . This purchase accounting inventory fair value step-up is a GAAP adjustment that is recorded when a company is acquired.

	Financial Services
		% of		% of	%
(dollars in thousands)	Q1 2005	Rev.	Q1 2004	Rev.	Change
Product sales and installations	$12,135	54%	$11,095	52%	2%
Service	21,024	49%	15,434	50%	(1%)
Depreciation and amortization	1,082	2%	742	1%	1%

Total	$34,241	52%	$27,271	52%	0%

	Command and Control
		% of		% of	%
(dollars in thousands)	Q1 2005	Rev.	Q1 2004	Rev.	Change
Product sales and installations	$279	126%	$43	61%	65%
Service	216	42%	107	35%	7%
Depreciation and amortization	—	—%	—	—%	—

Total	$495	68%	$150	39%	29%

Financial Services

Product sales and installations. The increase in product sales and installations cost of goods sold of 2% as a percentage of product sales and installation revenue in Q1 2005 from Q1 2004 was primarily due to a higher cost of sales realized on large and medium installation projects offset by a decrease in cost of sales on small installation projects. Small installation projects generally result in lower costs of sales.

Service. The decrease in service cost of goods sold of 1% as a percentage of service revenue in Q1 2005 from Q1 2004 was primarily due to a decrease in the cost of bandwidth expenses as a percentage of revenue from better management and utilization of bandwidth, an increase in contract maintenance service revenue, and higher material sales in MAC services.

Command and Control

Product sales and installations. The increase in product sales and installations cost of goods sold of 65% as a percentage of product sales and installation revenues in Q1 2005 from Q1 2004 was primarily due to the inclusion of $0.2 million of inventory fair value adjustment.

Service. The increase in service cost of goods sold of 7% as a percentage of service revenues in Q1 2005 from Q1 2004 was primarily due to the higher cost of sales associated with MAC services when compared to contract maintenance services.

Research and Development Expense

	Consolidated
			$	%
(dollars in thousands)	Q1 2005	Q1 2004	Change	Change
Research and development	$4,031	$3,409	$622	18%

     Research and development efforts for Financial Services are focused on the next generation of Financial Services turret products, applications software, and enhancements to our current product lines. Command and Control research and development efforts are focused on the next generation of radio technology, radio telephony integration, and computer aided dispatch software.

     Research and development expenses increased by $0.6 million in Q1 2005 from Q1 2004 primarily due to costs related to investment in the next generation of products.

Selling, General and Administrative Expense

	Consolidated
			$	%
(dollars in thousands)	Q1 2005	Q1 2004	Change	Change
Selling, general and administrative	$17,133	$12,924	$4,209	33%

     Selling, general and administrative expenses increased by $4.2 million in Q1 2005 from Q1 2004 due to the recognition of a full quarter of costs in Q1 2005 from the acquisition of Gains Asia in January 2004 and the expansion of the Command and Control segment through the acquisition of Orbacom Systems on November 30, 2004, and the increased headcount and related costs in Q1 2005 for sales and marketing programs and professionals.

Depreciation and Amortization

	Consolidated
			$	%
(dollars in thousands)	Q1 2005	Q1 2004	Change	Change
Depreciation and amortization	$1,479	$1,331	$148	11%

     The increase in depreciation and amortization of $0.1 million in Q1 2005 from Q1 2004 was primarily due to increased capital expenditures as well as the addition of depreciable fixed assets due to the acquisition of Gains Asia in January 2004.

Amortization of Intangibles

	Consolidated
			$	%
(dollars in thousands)	Q1 2005	Q1 2004	Change	Change
Amortization of intangibles	$4,021	$3,776	$245	6%

     The increase in amortization of intangibles of $0.2 million in Q1 2005 from Q1 2004 was primarily due to the addition of intangible assets from the acquisition of Gains Asia.

Interest Expense, net

	Consolidated
			$	%
(dollars in thousands)	Q1 2005	Q1 2004	Change	Change
Interest expense, net	$5,629	$5,522	$107	2%

     Interest expense, net increased by $0.1 million in Q1 2005 from Q1 2004 due to an increase in the LIBOR based interest rate on our senior secured credit facilities.

Other Income (Expense), net

	Consolidated
			$	%
(dollars in thousands)	Q1 2005	Q1 2004	Change	Change
Other income (expense), net	$1,405	$447	$958	214%

     Other income (expense), net increased by $1.0 million in Q1 2005 from Q1 2004 primarily due to foreign exchange gains attributable to the weakness of the US dollar.

Provision for Income Taxes

     Our effective tax rate on income from continuing operations was 42.1% for Q1 2005 and 29.9% for Q1 2004. Our effective tax rate reflects our foreign, federal and state taxes, the non-deductibility of foreign losses for federal tax purposes, the non-deductibility of certain expenses and, for the three months ended December 31, 2003, taxable income at several of our foreign subsidiaries.

     We recognized deferred tax assets of $6.8 million at September 30, 2004 related to our US federal and state net operating loss carryforwards. In determining whether it is more likely than not that we will realize the benefits of the net deferred tax assets from US operations, we considered all available evidence, both positive and negative. The principal factors that led us to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002, reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by us and Global Crossing, also generates deductions for income tax purposes); (2) US results of operations for 2005 and subsequent years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (3) our conclusion that the net US deferred tax assets were generated by an event (our purchase of IPC Information Systems in December 2001), rather than a continuing condition. As of December 31, 2004, no circumstances have arisen that would require us to change such conclusion.

Net Income (Loss)

	Consolidated
			$	%
(dollars in thousands)	Q1 2005	Q1 2004	Change	Change
Net income (loss)	$231	$(1,764)	$1,995	113%

     We had net income of $0.2 million in Q1 2005 compared to a net loss of $1.8 million in Q1 2004. The $2.0 million increase was primarily due to a $5.9 million increase in our gross profit, a $0.9 million increase in other income offset by increases in research and development expenses of $0.6 million and an increase in selling, general and administrative expenses of $4.2 million.

Liquidity and Capital Resources

     Historically, we have satisfied our operating cash requirements through cash provided by operations, capital loans, financing and bank lines of credit. Our principal uses of cash were to fund working capital requirements, operating losses, capital expenditures and repayment of borrowings.

     During Q1 2005, we utilized our cash for payments of $8.6 million interest payment due on our senior subordinated notes, the $8 million cash purchase price of Orbacom Systems, Inc., accrued expenses and the remaining payment due under our credit agreement relating to excess cash flow. These disbursements were offset by cash acquired in the Orbacom acquisition of $2.3 million as well as cash collections. The result of this activity was that our cash balances decreased from $27.3 million at September 30, 2004 to $8.8 million at December 31, 2004.

     The Senior Secured Credit Facilities

     On December 20, 2001, we entered into the senior secured credit facilities comprised of a $105.0 million term loan and a $15.0 million revolving credit facility. On September 2, 2003, we amended and restated our senior secured credit facilities. The amended and restated senior secured credit facilities consisted of a $25.0 million revolving credit facility and a $55.0 million term loan. The term loan was borrowed in full at closing. On April 20, 2004, we completed an agreement to increase the availability under our revolving credit facility by $10.0 million. As of December 31, 2004 the total amount available for borrowing and letters of credit under the revolving credit facility is $35.0 million, of which $30.7 million was available as of December 31, 2004, after taking into account $4.3 million of outstanding letters of credit. We can, however, increase the committed amount under these facilities by up to $15.0 million so long as one or more lenders agree to provide this incremental commitment and other customary conditions are satisfied. Our senior secured credit facilities mature on September 2, 2008. The weighted average interest rate for borrowings outstanding under the senior secured credit facilities for Q1 2005 was 5.54% and 5.12% for Q1 2004. We are also required to pay a commitment fee equal to 0.50% per annum of the average daily unused amount of the committed amount of the revolving credit facility, a fronting fee in an amount not to exceed 0.50% per annum of the average aggregate daily amount available to be drawn under all letters of credit issued under our senior secured credit facilities and customary administrative agent and letter of credit charges.

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

     As required under the terms of our senior secured credit facilities, our mandatory excess cash flow repayment based upon 50% of our excess cash flow for the period ended September 30, 2004, which must be paid within 90 days of our fiscal year end, was $6.6 million, of which $5.0 million was paid on September 30, 2004 and $1.6 million was paid on December 29, 2004.

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

     The Senior Subordinated Notes

     On December 20, 2001 we issued $150.0 million in aggregate principal amount of 11.50% senior subordinated notes to fund a portion of the consideration for the acquisition of IPC Information Systems. Under the terms of the indenture governing the notes, we may, subject to certain restrictions, issue additional notes up to a maximum aggregate principal amount of $250.0 million. The notes mature on December 15, 2009. The notes are general unsecured obligations, are subordinated in right of payment to all existing and future senior debt, including the amended and restated senior secured credit facilities, are pari passu in right of payment with any future senior subordinated indebtedness, and are unconditionally guaranteed by certain of our domestic restricted subsidiaries. Interest on the notes accrues at the rate of 11.50% per annum and is payable semi-annually in arrears on June 15 and December 15.

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

     Comparison of Q1 2005 to Q1 2004

     Cash used in operating activities from continuing operations was $11.2 million for Q1 2005 as compared to cash provided by operating activities from continuing operations of $7.9 million for Q1 2004. The decrease of $19.1 million was primarily due to $18.4 million of cash used for payment of accounts payable and accrued liabilities balances that had increased leading up to our September 30, 2004 fiscal year end. The fluctuation in the accounts payable and accrued liabilities reflects the cashflow requirements for the purchase price of Orbacom due on closing. In addition, inventory balances increased by $5.8 million due to the increase in our backlog when compared to the same period last year. Increased backlog results in a requirement of more working capital as the costs of jobs that have not been completed are held in inventory until completion in accordance with our revenue recognition policy. These cash decreases were partially offset by $2.5 million of cash received from our former I.T.S. division as well as a $1.9 million shift from a net loss to a net income position during the comparative periods.

     Cash used in investing activities was $7.8 million for Q1 2005 as compared to $14.0 million for Q1 2004. Cash used in investing activities for Q1 2005 was primarily comprised of $1.9 million of capital expenditures and $5.9 million for the acquisition of Orbacom net of cash acquired. Cash used in investing activities for Q1 2004 related to $1.7 million for capital expenditures, $6.8 million for the deferred purchase price and earnout commitment for the acquisition of Gains International US and Gains International UK, Ltd. and a $5.5 million advance payment for the acquisition of Gains Asia.

     Cash used in financing activities was $1.8 million for Q1 2005 as compared to $18.0 million for Q1 2004. Cash used in financing activities in Q1 2005 was primarily for repayment of bank debt of $1.7 million. Cash used in financing activities in Q1 2004 was almost entirely comprised of the special cash dividend in the amount of $17.8 million.

     The effect of exchange rate changes on cash represents increases and decreases in various currencies when translated into US dollars. As an international company, we are subjected to currency fluctuation risk, which resulted in a net decrease of cash of approximately $0.1 million in Q1 2005 as compared to an increase of $16,000 in Q1 2004. Currently our largest currency exposure is to the British Pound, although we have additional exposure, to a lesser extent, to the Euro, Canadian Dollar, Australian Dollar, Japanese Yen and the Hong Kong Dollar.

     Capital Resources and Expenditures

     We are limited in our capital expenditures in any fiscal year by the capital expenditure covenant in our credit agreement. The limits imposed by our credit agreement are $12.0 million per fiscal year plus 50% of the unused portion of the prior year’s availability under the covenant.

     We have no off balance sheet arrangements or other relationships with unconsolidated affiliates. Our primary future uses of cash will be to fund interest expense and principal repayments on our debt, capital expenditures, research and development efforts, working capital as needed for potential strategic acquisitions and/or alliances and payment of dividends to our shareholders, including the special cash dividend of approximately $20 million that we expect to pay by February 14, 2005 to all stockholders of record of our outstanding common stock. Our primary future sources of cash will be cash flows from operations, and, if necessary, borrowings under the revolving credit facility.

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

     During the course of the year, our short-term liquidity is impacted by our mandatory payment obligations of principal and interest under our senior secured credit facilities and interest payments on our senior subordinated notes. The mandatory interest and principal payments under our senior secured credit facilities are due at the end of each quarter. The interest payments required by the senior subordinated notes of $8.6 million due in June and December of each year negatively impact our liquidity during those particular months. Additionally, in any year that we generate excess cash flow, the mandatory prepayment required under our senior secured credit facilities must be made within 90 days of our fiscal year end. For 2004, we were required to make a mandatory excess cash flow payment of $6.6 million of which $5.0 million was paid at September 30, 2004 and the remaining $1.6 million was paid at December 29, 2004. We did not make a mandatory excess cash flow payment for 2003 due to our voluntary prepayment of $14.0 million in March 2003.

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

Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions).

	Payments Due by Period
		Less than	1-3	3-5	After 5
Contractual Obligations:	Total	1 year	years	years	years
Deferred Compensation Agreements	$4.8	$0.9	$1.0	$0.9	$2.0
Network Carrier Commitments	9.3	9.3	—	—	—
Long-Term Debt	197.7	0.5	12.4	184.8	—
Operating Leases	31.2	5.4	10.2	8.4	7.2

Total Contractual Cash Obligations	$243.0	$16.1	$23.6	$194.1	$9.2

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than	1-3	3-5	Over 5
Other Commercial Commitments:	Committed	1 year	years	years	years
Line of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	4.3	4.3	—	—	—
Guarantees for Global Crossing Affiliates	0.3	—	0.3	—	—

Total Commercial Commitments	$4.6	$4.3	$0.3	$—	$—

     Off Balance Sheet Arrangements

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

     As an international company, we are exposed to foreign currency risk because part of our revenues and operating expenses are earned and paid primarily in British Pounds and to a lesser extent Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Hong Kong Dollars and Singapore Dollars. In the past, we entered into foreign currency hedging contracts, commonly known as collars. For Q1 2005 and Q1 2004, we did not enter into any foreign currency hedging instruments or other derivatives.

     The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of our long-term debt at December 31, 2004 is shown in the table below.

	Fair Value on
	December 31,	Future Principal Payments
(dollars in millions)	2004	2005	2006	2007	2008	2009	Thereafter	Total
Long-Term Debt:
Fixed Rate Senior Subordinated Notes, interest payable at 11.5%, maturing 2009	$166.5	$—	$—	$—	$—	$—	$150.0	$150.0

Variable Rate Senior Secured Credit Facilities – Term Loan (interest payable at 5.54% at December 31, 2004)	$48.1	$0.5	$0.5	$11.9	$34.8	$—	$—	$47.7

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

Part II – Other Information:

Item 1. Legal Proceedings

     Except for the lawsuits described below, of which the first two involves our former I.T.S. segment, we are not a party to any pending legal proceedings other than claims and lawsuits arising in the normal course of business. Under the terms of the sale agreement, we remain liable for all pre-closing liabilities relating to the I.T.S. segment, including the two lawsuits described below. Management believes the proceedings will not have a material adverse effect on our consolidated financial condition or results of operations.

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

     On December 3, 2003, Hamilton County Emergency Communications District sued a former affiliate of Orbacom in the United States Court for the Eastern District of Tennessee at Chattanooga. The complaint asserts claims for breach of contract in connection with the installation of public safety communications systems and the provision of services to Hamilton County. The complaint seeks damages of approximately $600,000.

     We acquired Orbacom on November 30, 2004. On January 6, 2005, Hamilton amended its complaint to add IPC Information Systems, LLC as a defendant. The amended complaint alleges new claims against IPC Information Systems, LLC for violations of the Uniform Fraudulent Transfer Act by entering into a concerted plan to take actions to place the assets of an affiliate of Orbacom beyond the reach of the court.

     We are fully indemnified by the selling Orbacom shareholders for all costs incurred by us in the action and have held back $3 million of the purchase price payable to the former Orbacom shareholders. On January 7, 2005, we served the Orbacom shareholder representative notice of our request for indemnification under the Stock Purchase Agreement, dated as of October 1, 2004, among us, IPC Information Systems Holdings, Inc. and Orbacom and each of the sellers listed therein.

     On December 15, 2004, IPC Information Systems, LLC commenced two lawsuits arising out of the unauthorized copying of our proprietary software. The first action was filed in the Southern District of New York against The Odyssey Group, Inc. doing business as The O&R Group, Inc. The complaint alleges that the Odyssey Group infringed our copyrights by soliciting and obtaining an unauthorized copy of our proprietary software from Advanced Business Communications Ltd., a Canadian company which we refer to as ABC. Our complaint seeks recovery of the software, injunctive relief and unspecified damages from the defendants. The Odyssey Group has asserted counterclaims against us seeking aggregate damages of approximately $3 million for injurious falsehood, slander per se and interference with prospective economic advantage. We believe the counterclaims are without merit and intend to vigorously defend against them.

     The second action was filed in the Alberta Court of Queen’s Bench against ABC and its two principals. The statement of claim against ABC alleges misappropriation of our software, breach of contract, breach of fiduciary and common law duties and conversion and seeks injunctive relief and monetary damages. ABC has asserted counterclaims against us seeking aggregate damages of approximately $450,000 for breach of contract. We believe the counterclaims are without merit and intend to vigorously defend against them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

IPC Acquisition Corp.

Dated: February 11, 2005	By:	/s/ TIMOTHY WHELAN

Timothy Whelan
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)