Form 10-Q
period 2005-03-31
IPC ACQUISITION CORP
filed 2005-05-13
CIK 1166720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Yes ☑       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005

Common Stock, par value $0.01	14,718,592 shares

IPC ACQUISITION CORP.

Part I – Financial Information:

Item 1. Financial Statements

IPC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	March 31,	September 30,
	2005	2004
	(Unaudited)
Assets
Assets:
Cash and cash equivalents	$14,476	$27,270
Trade accounts receivable, net of allowance of $1,471 and $1,264, respectively	71,655	57,259
Inventories, net	46,357	31,176
Due from former affiliate	2,493	7,117
Prepaid and other current assets	6,081	4,041
Deferred taxes	14,626	13,132
Current assets of discontinued operations	50	2,548

Total current assets	155,738	142,543

Property, plant and equipment, net	25,418	24,846
Customer relationships, net	145,588	147,939
Technology and software, net	29,123	28,089
Trade name	16,300	16,300
Goodwill	85,253	82,621
Deferred financing costs, net	11,363	12,283
Other assets	1,509	638
Non-current assets of discontinued operations	—	40

Total assets	$470,292	$455,299

Liabilities and Stockholders’ Equity

Liabilities:
Current portion of long-term debt	$483	$2,157
Accounts payable	13,665	14,594
Accrued expenses and other current liabilities	32,578	35,984
Income taxes payable	8,929	9,147
Customer advances and deferred revenue on installation contracts	44,649	21,984
Deferred revenue on maintenance contracts	16,951	14,007
Current portion of guarantees on former parent obligations	—	155
Revolving credit facility	8,000	—
Current liabilities of discontinued operations	513	639

Total current liabilities	125,768	98,667

Term loan	47,118	47,293
Senior subordinated notes	150,000	150,000
Deferred purchase consideration	3,000	—
Deferred taxes	24,559	23,150
Deferred compensation	2,616	2,686
Guarantees on former parent obligations and other long-term liabilities	260	260

Total liabilities	353,321	322,056

Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.01 par value, (25,000,000 shares authorized; 14,718,592 shares issued and outstanding)	147	147
Paid in capital	146,759	146,479
Notes receivable for purchases of common stock	(213)	(276)
Deferred stock compensation	(811)	(645)
Accumulated deficit	(39,727)	(21,672)
Accumulated other comprehensive income	10,816	9,210

Total stockholders’ equity	116,971	133,243

Total liabilities and stockholders’ equity	$470,292	$455,299

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenue:
Product sales and installations	$32,459	$32,243	$54,929	$53,701
Service	43,801	37,581	87,256	68,817

	76,260	69,824	142,185	122,518

Cost of goods sold (depreciation and amortization shown separately):
Product sales and installations	16,075	14,034	28,489	25,172
Service	20,959	18,440	42,199	33,981
Depreciation and amortization	1,087	968	2,169	1,710

	38,121	33,442	72,857	60,863

Gross profit	38,139	36,382	69,328	61,655

Research and development	5,267	3,599	9,298	7,008
Selling, general and administrative	18,602	14,749	35,735	27,673
Depreciation and amortization	1,726	1,403	3,205	2,734
Amortization of intangibles	4,479	3,925	8,500	7,701

Income from operations	8,065	12,706	12,590	16,539

Other income (expense):
Interest expense, net	(5,912)	(5,814)	(11,541)	(11,336)
Other income (expense), net	448	(140)	1,853	307

Income from continuing operations before income taxes	2,601	6,752	2,902	5,510

Income tax expense	1,105	3,939	1,232	4,311

Income from continuing operations	1,496	2,813	1,670	1,199

Discontinued operations (Note 3):
Income (loss) from discontinued operations	438	(15)	538	(280)
Income tax expense (benefit)	203	(7)	246	(122)

Income (loss) from discontinued operations, net of tax	235	(8)	292	(158)

Net income	$1,731	$2,805	$1,962	$1,041

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)

	Six Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,962	$1,041
Income (loss) from discontinued operations	292	(158)

Income from continuing operations	1,670	1,199
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,374	4,444
Amortization of intangibles	8,500	7,701
Amortization of deferred financing costs	1,090	955
Provision for doubtful accounts	221	220
Deferred income taxes	(769)	2,445
Amortization of guarantees on former parent obligations	(155)	(677)
Changes in operating assets and liabilities:
Accounts receivable	(12,512)	1,631
Due from former affiliate	4,624	—
Inventories	(11,451)	3,020
Prepaids and other current assets	(1,998)	106
Other assets	(354)	165
Accounts payable, accrued expenses and other liabilities	(7,969)	1,696
Income taxes payable	(680)	(1,083)
Customer advances and deferred revenue	23,573	(3,517)

Net cash provided by continuing operations	9,164	18,305
Net cash provided by discontinued operations	2,704	11,039

Net cash provided by operating activities	11,868	29,344

Cash flows from investing activities:
Capital expenditures	(4,761)	(4,221)
Payment of Gains US and UK earn-out consideration and deferred purchase price	—	(6,756)
Acquisitions, net of cash acquired	(6,055)	(15,182)

Net cash used in investing activities	(10,816)	(26,159)

Cash flows from financing activities:
Borrowings under revolving credit facility	19,000	—
Principal payments on revolving credit facility	(11,000)	—
Principal payments on term loan	(1,849)	(275)
Issuance costs for term loan amendment	(170)	—
Deferred compensation payments	(70)	(51)
Payment of special cash dividend	(19,951)	(17,964)

Net cash used in financing activities	(14,040)	(18,290)

Effect of exchange rate changes on cash	194	277

Net decrease in cash	(12,794)	(14,828)
Cash and cash equivalents, beginning of period	27,270	25,800

Cash and cash equivalents, end of period	$14,476	$10,972

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Income taxes	$3,192	$2,493

Interest	$10,567	$10,674

The accompanying notes are an integral part of the consolidated financial statements.

IPC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 (Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements for the three and six months ended March 31, 2005 and 2004 include the accounts of IPC Acquisition Corp. (the “Company”) and its subsidiaries. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles for annual financial reporting and should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2004, as filed with the Securities and Exchange Commission.

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

     The results of operations of any acquired businesses have been included in the Company’s financial statements from their respective acquisition dates through March 31, 2005. Intercompany balances and transactions have been eliminated.

Significant Accounting Policies

     Revenue Recognition

     Revenue from product sales and installation is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and the delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. The cost of providing a warranty on the Company’s equipment is estimated and accrued at the time the equipment is sold. In addition, contracts for annual recurring services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, adds and changes, commonly known as MACs, to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from network services and fixed-fee contracts for consulting services for the Company’s total circuit management, or TCM services, are recognized ratably as the services are performed over the period of time contracted or agreed as the customer receives value when each part of the services is performed. Revenue from network services is generally billed at the beginning of the month and recognized in the same month and revenue for TCM services are generally billed in accordance with the contract or agreed upon terms and conditions and deferred and recognized ratably as the services are performed.

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

     For certain installation contracts, revenue from product installation sales is recognized in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Under this pronouncement, products or services sold to the same entity that are entered into at or near the same time are presumed to have been negotiated as a package and are evaluated as a single arrangement where considering whether there are one or more units of accounting. In arrangements when multiple products or services are sold, the delivered items are considered separate units of accounting if the delivered item has value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the undelivered items. Undelivered item revenues are included in the liability section as deferred revenue on the balance sheet at their fair value with the corresponding costs held as an asset in inventory until delivery has occurred and revenue is earned.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
March 31, 2005 (Unaudited)

     Cash and Cash Equivalents

     The Company maintains cash with several high credit quality financial institutions. Temporary cash investments with original maturities of three months or less are considered cash equivalents. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk.

     Trade Accounts Receivables

     Trade accounts receivable potentially expose the Company to concentrations of credit risk, as a large volume of business is conducted with several major financial institutions, primarily companies in the brokerage, banking and financial services industries. To help reduce this risk, customers are progress-billed prior to the completion of the contract. Accounts receivable recorded in deferred revenue amounted to $21.8 million at March 31, 2005 and $12.4 million at September 30, 2004.

     The Company performs periodic credit evaluations of its customers’ financial condition and although the Company does not generally require collateral, it does require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal. Credit losses have been within management’s expectations and are provided for in the consolidated financial statements.

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

     Inventories

     Inventories are stated at the lower of FIFO (first in, first out) cost or market but not in excess of net realizable value. Inventory costs include all direct manufacturing costs and applied overhead. Allowances are established based on management’s estimate of inventory on hand that is potentially obsolete or for which market value is below cost.

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

     Impairment of Long-Lived Assets

     The Company reviews long-lived assets, including property, plant and equipment and definite lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the aggregate of estimated undiscounted future cash flows expected to result from the use of the assets and the eventual disposition is less than its carrying amount. Impairment, if any, is determined using discounted cash flows. No impairments have occurred to date.

     Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. The Company adopted Statement of Financial Accounting

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
March 31, 2005 (Unaudited)

Standards (“SFAS”) No.142 “Goodwill and Other Intangible Assets” (“SFAS No.142”), effective upon the acquisition of IPC Information Systems, Inc. (the predecessor of IPC Information Systems, LLC) and, in accordance with SFAS No.142, there is no amortization of goodwill and intangible assets that have indefinite useful lives. However, such assets are tested for impairment annually using the two-step process specifically provided in SFAS No.142. Other intangible assets are carried at cost. Technology is amortized over estimated useful lives of between 3 to 7 years, customer relationships are amortized over estimated useful lives of 8 to 20 years, and proprietary software is amortized over its estimated useful life of 7 years. Trade name has been deemed to have an indefinite life and is not subject to amortization, but instead is subject to annual impairment tests in accordance with the provisions of SFAS No.142. In determining that the trade name has an indefinite life, the Company considered the following factors: the ongoing active use of its trade name, which is directly associated with its market leading position in the turret business, the lack of any legal, regulatory or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on its trade name generated by its other ongoing business activities (including marketing and development of new technology and new products) and its commitment to products branded with its trade name over its 30 year history. The Company’s acquired trade name has significant market recognition and the Company expects to derive benefits from the use of such assets beyond the foreseeable future.

     The Company completed the required annual fair value test as of July 1, 2004 (the first day of the fourth quarter of 2004), and concluded that there was no impairment to its recorded goodwill or trade name. There have been no indicators of impairment during the first half of the 2005 fiscal year.

     Deferred Financing Costs

     As part of the acquisition of IPC Information Systems, Inc., in December 2001, the Company capitalized certain debt issuance costs in the amount of $17.4 million relating to the establishment of the senior secured credit facilities and the issuance of the senior subordinated notes. These costs are being amortized over the respective lives of the debt using the effective interest method. In September 2003 and December 2004, the Company amended and restated its senior secured credit facilities to more favorable terms. Additional debt issuance costs of $1.6 million in September 2003 and $0.2 million in December 2004 were incurred and are also being amortized using the effective interest method according to EITF Issue No. 96-19 “Debtors Accounting for a Modification or Exchange of Debt Instruments”. Amortization expense related to deferred financing costs is included in interest expense in the accompanying consolidated statements of income and aggregated approximately $0.6 million for the three months ended March 31, 2005, $1.1 million for the six months ended March 31, 2005, $0.5 million for the three months ended March 31, 2004 and $1.0 million for the six months ended March 31, 2004.

     Research and Development

     Research and development expenditures are charged to expense as incurred.

     Income Taxes

     In accordance with SFAS No.109, “Accounting for Income Taxes” (“SFAS No.109”), the Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is “more likely than not” to be realized. The provision for income taxes is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Foreign Currency Translation Adjustment

     The balance sheets and statements of income of the Company’s foreign operations are measured using the local currency as the functional currency except for its subsidiaries in Hong Kong and Singapore, whose functional currency is the U.S. dollar. Assets and liabilities of these foreign operations are translated at the period-end exchange rate and revenue and expense amounts

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
March 31, 2005 (Unaudited)

are translated at the average rates of exchange prevailing during the period. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in other income (expense), including net gains of approximately $0.6 million and $1.9 million for the three and six months ended March 31, 2005, respectively, and $0.5 million and $0.4 million for the three and six months ended March 31, 2004, respectively.

     Fair Value of Financial Instruments

     The Company’s financial instruments at March 31, 2005 consist of accounts receivable, accounts payable and debt. As of March 31, 2005, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximates fair value, based upon the short term nature of these accounts. The fair value of borrowings under the senior secured credit facilities was $47.8 million at March 31, 2005 as it bears interest at a floating rate. The fair value of the senior subordinated notes was $159.0 million at March 31, 2005, based upon quoted trading prices at such date.

     Special Cash Dividend

     In February 2005, the Company paid a special cash dividend of approximately $20 million, or $1.36 per share, to all shareholders of record of its outstanding common stock as of that date. As a result of the dividend paid in February 2005, the fair value of the Company’s common stock was reduced by $1.36 per share. In connection with the dividend, the Company adjusted the exercise price of all stock option grants and the number of shares subject to stock options so that the dividend did not affect (1) the aggregate spread of the option or (2) on a share-by-share basis, the ratio of exercise price to fair market value.

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Shared-Based Payment,” (FAS 123R) which is an amendment of FAS No.123, “Accounting for Stock-Based Compensation,” and supersedes APB 25 and its related implementation guidance. For further discussion see “Recent Accounting Pronouncements”.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants for the three months ended March 31, 2005 and 2004.

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

     For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over their vesting periods. The Company’s pro forma net income for all periods presented is shown below. These amounts may not necessarily be indicative of the pro forma effect of SFAS 123 for future periods in which options may be granted.

     As a result of the dividend paid in February 2005, the fair value of the Company’s common stock was reduced by $1.36 per share. In connection with the dividend, the Company adjusted the exercise price of all stock option grants and the number of shares subject to stock options so that the dividend did not affect (1) the aggregate spread of the option or (2) on a share-by-share basis, the ratio of exercise price to fair market value. Additional compensation expense has been included in the pro forma

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
March 31, 2005 (Unaudited)

disclosure to account for the incremental fair value of the modified options that have vested. The effect of the modification relating to unvested options will be recognized over the vesting period.

     If the Company elected to recognize compensation expense based on the fair value of the options at grant date, as prescribed by SFAS 123, net income would have been adjusted to the pro forma amounts indicated in the table below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
		(dollars in thousands)
Reported net income	$1,731	$2,805	$1,962	$1,041
Add back total stock-based employee compensation determined under APB 25 intrinsic value method, net of tax	35	—	63	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(825)	(410)	(1,238)	(848)

Pro forma net income	$941	$2,395	$787	$193

     Reclassifications

     The March 31, 2004 consolidated financial statements include amounts that have been reclassified for discontinued operations (see Note 3) from amounts previously reported to conform to the presentation of the March 31, 2005 consolidated financial statements.

     Comprehensive Income (Loss)

     The balance sheets and statements of income of the Company’s foreign operations are measured using the local currency as the functional currency except for its subsidiaries in Hong Kong and Singapore, whose functional currency is the U.S. dollar. Assets and liabilities of these foreign operations are translated at the period-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the period. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(dollars in thousands)
Reported net income	$1,731	$2,805	$1,962	$1,041
Translation adjustment, net of tax	(1,072)	374	1,606	3,488

Total comprehensive income	$659	$3,179	$3,568	$4,529

     Recent Accounting Pronouncements

     In December 2004, the FASB approved FAS 123R which has changed accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation. The Company currently accounts for its stock-based compensation using the intrinsic method as defined in APB 25. Currently, the Company provides disclosure about the pro forma compensation expense from stock based awards, which is based upon a Black-Scholes option pricing model. Although FAS 123R does not express a preference for a type of valuation model, the Company intends to reexamine its valuation methodology and the corresponding support for the assumptions that underlie the valuation of stock-based awards prior to the adoption of FAS 123R. The Company is required to adopt this statement on October 1, 2006. The Company is currently in the process of further analyzing this new pronouncement and has not yet determined the impact on its consolidated financial statements.

     In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company does not expect this new standard to have a material effect on its consolidated financial statements.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
March 31, 2005 (Unaudited)

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB No. 29” (“FAS 153”). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not expect this new standard to have a material effect on its consolidated financial statements.

     In November 2004, the FASB issued SFAS 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial statements.

2. Acquisition

     On November 30, 2004, IPC Information Systems Holdings, Inc, a subsidiary of the Company, acquired 100% of the common stock of Orbacom Systems, Inc. (“Orbacom”) for a maximum purchase price of $18 million in cash, including up to $7 million in contingent earnout commitments. Orbacom provides specialized radio consoles and computer aided dispatch software for use in command and control communications and serves the mission–critical communications needs of government agencies and corporations responsible for public safety dispatch, management of natural gas and energy infrastructures, air, freight and rail transportation, government command applications including homeland security, and critical industrial communications. The Company reports the operations of Orbacom in its Command and Control segment.

     The following table summarizes preliminary estimates, pending completion of a third-party valuation of acquired intangible assets, of the fair value of the assets acquired and the liabilities assumed at the date of the acquisition. The purchase price on the date of the acquisition on the basis of these preliminary estimates exceeded the fair market value of the net assets acquired by approximately $8.1 million, of which $1.9 million was preliminarily recorded as goodwill on the consolidated balance sheet. Based on a preliminary draft of the third-party valuation, $6.2 million of the excess purchase price was recorded as intangible assets. The primary factor that contributed to a purchase price that resulted in the recognition of goodwill is that this acquisition enables the Company to expand its range of products and services available to industries that address mission-critical command and control operations. The goodwill and intangible assets identified are not amortizable for income tax purposes.

Condensed Balance Sheet (dollars in thousands)
Current assets	$7,898
Property, plant and equipment, net	258
Intangible assets	6,200
Goodwill	1,928

Total assets acquired	16,284

Current liabilities	4,363
Deferred purchase price	3,000
Other liabilities	667

Total liabilities assumed	8,030

Consideration at closing	$8,254

     The acquisition of Orbacom was accounted for using the purchase method of accounting in accordance with FASB Statement No.141, “Business Combinations” (“SFAS 141”), and accordingly the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values. The Company’s consolidated results of operations for the three and six months ended March 31, 2005 include the operating results of Orbacom from November 30, 2004, the closing date of the acquisition, and is included in the Command and Control segment. The following table represents the preliminary allocation of the excess of the purchase price over the historical cost of the net tangible assets acquired (dollars in thousands):

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
March 31, 2005 (Unaudited)

Cash paid at closing		$8,000
Deferred purchase price		3,000
Transaction costs		354

Total consideration		11,354
Historical cost of net tangible assets acquired		(1,805)

Excess of purchase price over net tangible assets acquired		$9,549

Preliminary allocation of excess purchase price:
Step-up inventory to fair value		$1,667
Deferred taxes		(246)
Residual goodwill (indefinite life)		1,928
Identified intangible assets:
Customer relationships (10 year life)	$1,000
Software (7 year life)	1,100
Technology (7 year life)	3,500
Backlog (1 year life)	600

Total identified intangible assets		6,200

Total allocation of excess purchase price		$9,549

     The Company is in the process of finalizing its plans for the integration of the Orbacom purchase into the rest of the business. Through March 31, 2005, the Company has accrued, in purchase accounting, approximately $0.1 million for a reduction in workforce. There may be additional accruals for restructuring as the Company evaluates and integrates real estate and leases, personnel, product lines and selling and marketing strategies. Any such adjustments, if incurred, will be reflected in the final purchase price allocation.

     On a pro forma basis, the Orbacom acquisition did not have a material impact on the Company’s consolidated results of operations for the three and six months ended March 31, 2005 and 2004.

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

     As of March 31, 2005, the amount outstanding due to the Company from Newco and collectible by the right of offset through Newco’s billings and collections is $2.5 million.

     In accordance with FASB Statement No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reported the results of operations of this business as income (loss) from discontinued operations. All prior periods have been restated to conform to this presentation. As a result, the assets and liabilities of this discontinued operation have been reclassified on the balance sheet from the historical classifications and presented under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively.

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
March 31, 2005 (Unaudited)

     The assets and liabilities of discontinued operations as of March 31, 2005 and September 30, 2004 are as follows:

	March 31,	September 30,
	2005	2004
	(dollars in thousands)
Assets of discontinued operations:
Accounts receivable, net	$50	$2,518
Other current assets	—	30
Other assets	—	40

	$50	$2,588

Liabilities of discontinued operations:
Accounts payable, accrued expenses and other current liabilities	$513	$639

     The results of operations related to discontinued operations for the three and six months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
		(dollars in thousands)
Revenue	$—	$9,215	$—	$16,688
Costs of goods sold	—	8,781	—	16,095

Gross profit	—	434	—	593
Operating expenses (income)	(438)	449	(538)	873

Operating income (loss) before income taxes	438	(15)	538	(280)
Income tax expense (benefit)	203	(7)	246	(122)

Income (loss) from discontinued operations	$235	$(8)	$292	$(158)

4. Inventories

	March 31,	September 30,
	2005	2004
	(dollars in thousands)
Components and manufacturing work in process	$14,620	$13,450
Inventory on customer sites awaiting installation	28,437	15,401
Parts and maintenance supplies	3,300	2,325

	$46,357	$31,176

5. Goodwill and Intangible Assets

     The Company adopted SFAS 142 in December 2001. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, they are reviewed for impairment annually or more frequently if certain indicators arise. The following table reflects the changes in goodwill for the six months ended March 31, 2005:

	Financial	Command
	Services	and Control	Consolidated
	(dollars in thousands)
Balance at October 1, 2004	$82,621	$—	$82,621
Additions (related to the acquisition of Orbacom)	—	1,928	1,928
Reductions	(500)	—	(500)
Effect of currency translation adjustments	1,204	—	1,204

Balance at March 31, 2005	$83,325	$1,928	$85,253

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
March 31, 2005 (Unaudited)

     The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in the consolidated balance sheets as of the dates indicated:

	March 31, 2005			September 30, 2004
	Financial	Command			Command
	Services	and Control	Total	Financial Services	and Control	Total
			(dollars in thousands)
Intangible assets:
Amortized intangible assets:
Technology and software	$46,561	$4,600	$51,161	$46,508	$—	$46,508
Customer relationships	163,123	1,000	164,123	163,123	—	163,123
Effect of currency translation adjustments	9,079	—	9,079	7,750	—	7,750
Accumulated amortization-technology and software	(21,856)	(219)	(22,075)	(18,448)	—	(18,448)
Accumulated amortization- customer relationships	(27,544)	(33)	(27,577)	(22,905)	—	(22,905)

Net carrying amount	169,363	5,348	174,711	176,028	—	176,028
Non-amortized intangible assets:
Trade name	16,300	—	16,300	16,300	—	16,300

Net carrying amount	$185,663	$5,348	$191,011	$192,328	$—	$192,328

     Gross backlog of $0.6 million and related amortization of $0.2 million are shown in other assets on the consolidated balance sheets.

     Amortization expense for those intangible assets required to be amortized under SFAS 142 was $4.5 million and $3.9 million for the three months ended March 31, 2005 and 2004, respectively, and $8.5 million and $7.7 million for the six months ended March 31, 2005 and 2004, respectively.

     Estimated annual amortization expense for fiscal year 2005 and each of the four succeeding fiscal years for identifiable intangible assets required to be amortized under SFAS 142 are as follows:

	2005	2006	2007	2008	2009
	(dollars in thousands)
Estimated annual amortization expense	$17,209	$16,606	$16,461	$14,881	$10,066

6. Accrued Expenses and Other Current Liabilities

	March 31,	September 30,
	2005	2004
	(dollars in thousands)
Accrued compensation and benefits	$7,912	$12,851
Warranty reserves	1,675	1,577
Sales tax payable	3,469	2,698
Job accruals	1,602	1,093
Accrued lease termination costs	1,926	1,885
Accrued carrier costs	5,444	5,621
Current portion of deferred compensation	856	856
Accrued interest	5,550	5,232
Other accruals	4,144	4,171

	$32,578	$35,984

7. Long Term Debt

Senior Secured Credit Facilities

     On December 20, 2001, the Company entered into the senior secured credit facilities comprised of a $105.0 million term loan and a $15.0 million revolving credit facility. On September 2, 2003, the Company amended and restated its senior secured credit facilities. The amended and restated senior secured credit facilities consisted of a $25.0 million revolving credit facility and a $55.0 million term loan. The term loan was borrowed in full at closing. On April 20, 2004, the Company completed an agreement to increase the availability under the revolving credit facility by $10.0 million. As of March 31, 2005, the total amount available

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
March 31, 2005 (Unaudited)

for borrowing and letters of credit under the revolving credit facility is $35.0 million, of which $23.3 million was available as of March 31, 2005, after taking into account $8.0 million in borrowings and $3.7 million of outstanding letters of credit, provided, however, that the Company can increase the committed amount under these facilities by up to $15.0 million so long as one or more lenders agrees to provide this incremental commitment and other customary conditions are satisfied. The Company’s senior secured credit facilities mature on September 2, 2008. The weighted average interest rate for borrowings outstanding under the senior secured credit facilities was 6.06% for the three months ended March 31, 2005, 5.80% for the six months ended March 31, 2005 and 5.11% for both the three and six months ended March 31, 2004. The senior secured credit facilities and related interest expense is recorded on the Company’s Financial Services segment with no allocation of interest expense made to the Command and Control segment. The Company is also required to pay a commitment fee equal to 0.50% per annum of the average daily unused amount of the committed amount of the revolving credit facility, a fronting fee in an amount not to exceed 0.50% per annum of the average aggregate daily amount available to be drawn under all letters of credit issued under the Company’s senior secured credit facilities and customary administrative agent and letter of credit charges.

     Borrowings under the Company’s senior secured credit facilities bear interest, at the Company’s election, either based on a prime rate index plus the applicable margin or a LIBOR rate index plus the applicable margin. The applicable margin is based on the Company’s senior secured leverage ratio, as defined in the senior secured credit facilities. If the senior secured leverage ratio is greater than 1.00:1.00, the allocable margin is with respect to LIBOR rate loans, 4.00% per annum and with respect to prime rate loans, 3.00% per annum, and if the Company’s senior secured leverage ratio is less than 1.00:1.00, with respect to LIBOR rate loans, 3.50% per annum and with respect to prime rate loans, 2.50% per annum. At March 31, 2005, the senior secured leverage ratio was less than 1.00:1.00.

     Mandatory prepayments of the senior secured credit facilities are required upon the occurrence of certain events, including certain asset sales, equity issuances and debt issuances, as well as from 50% of the Company’s excess cash flow, as defined in the senior secured credit facilities, in 2005 and thereafter. Excess cash flow is defined in the Company’s credit agreement as: (1) the sum of net income, interest expense, provisions for taxes based on income, depreciation expense, amortization expense, other non-cash items affecting net income and to the extent included in calculating net income, expenses incurred by the Company in connection with an amendment of the then existing credit agreement, certain restructuring expenses and prepayment premiums in connection with prepayment of loans under the then existing credit agreement, plus (2) a working capital adjustment less (3) scheduled repayments of debt, capital expenditures, cash acquisitions and certain investments, cash interest expense and provisions for current taxes based on income payable in cash. As required, the Company made the mandatory excess cash flow payment of $6.6 million for the fiscal year ended September 30, 2004, of which $5.0 million was paid at September 30, 2004 and $1.6 million was paid on December 29, 2004.

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

     The senior secured credit facilities also contain minimum interest coverage and fixed charge coverage ratios and maximum senior secured and total leverage ratios as well as a restriction on the amount of capital expenditures the Company can incur in a fiscal year. At March 31, 2005, the Company was in compliance with all the covenants of the senior secured credit facilities.

     As of March 31, 2005, remaining annual principal repayments required under the term loan are as follows (in thousands):

2005	2006	2007	2008	2009	Total
$483	$483	$23,438	$23,197	—	$47,601

Senior Subordinated Notes

     The Company issued $150.0 million in aggregate principal amount of 11.50% senior subordinated notes on December 20, 2001 to fund a portion of the consideration for the acquisition of IPC Information Systems. Under the terms of the indenture

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
March 31, 2005 (Unaudited)

governing the senior subordinated notes, the Company may, subject to certain restrictions, issue additional notes up to a maximum aggregate principal amount of $250.0 million. The senior subordinated notes mature on December 15, 2009 and are callable, at the Company’s option, beginning in December 2005. The senior subordinated notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior debt, including the senior secured credit facilities, are pari passu in right of payment with any future senior subordinated indebtedness of the Company, and are unconditionally guaranteed by all of the Company’s domestic restricted subsidiaries. The senior subordinated notes and related interest expense is recorded on the Company’s Financial Services segment with no allocation of interest expense made to the Command and Control segment.

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

     The indenture governing the senior subordinated notes contains covenants that impose significant restrictions on the Company. These restrictions include limitations on the ability of the Company and its restricted subsidiaries to: incur indebtedness or issue preferred shares; pay dividends or make distributions in respect of capital stock or to make other restricted payments; create liens; agree to payment restrictions affecting restricted subsidiaries; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. At March 31, 2005, the Company was in compliance with all the covenants of the senior subordinated notes.

8. Commitments and Contingencies

Warranties

     The Company records a reserve for future warranty costs based on current unit sales, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The adequacy of the recorded warranty reserve is assessed each quarter and adjustments are made as necessary. The specific terms and conditions of the warranties vary depending on the products sold and the countries in which the Company does business. Changes in the warranty reserve during the periods presented are as follows:

	Six Months Ended
	March 31,
	2005	2004
	(dollars in thousands)
Balance at beginning of period	$1,577	$1,889
Provision for current period	703	949
Liability assumed with purchase of Orbacom	584	—
Material and labor usage	(1,189)	(887)

Balance at end of period	$1,675	$1,951

Litigation

     Except for the lawsuits described below, of which the first two involve the Company’s former I.T.S. segment, the Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the normal course of business. Under the terms of the sale agreement relating to its former I.T.S. segment, the Company remains liable for all pre-closing liabilities relating to the I.T.S. segment, including the two lawsuits described below. The Company’s litigation is subject to many uncertainties and it is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

     On June 27, 2000, an action was brought against several defendants, including the Company’s subsidiary, IPC Communications, Inc., in the United States District Court for the Southern District of New York by two telecommunications cabling contractors alleging that IPC Communications, Inc. violated federal antitrust and New York state law by conspiring with the International Brotherhood of Electrical Workers Local Union Number 3, AFL-CIO, and five electrical contractors to exclude plaintiffs from telecommunications wiring and systems installation jobs in the New York City metropolitan area. Subsequently, the complaint was amended to add an additional plaintiff and an additional defendant contractor. The Company believes the suit

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
March 31, 2005 (Unaudited)

is without merit. However, there can be no assurance that the resolution of this lawsuit will ultimately be favorable to the Company. Plaintiffs are seeking injunctive relief and damages from the defendants, jointly and severally, in an amount the plaintiffs claim exceeds an aggregate of $75.0 million.

     On September 8, 2003, an action was brought against the Company’s subsidiary, IPC Information Systems, Inc., its President and 23 other unrelated defendants in the United States District Court for the Eastern District of New York by Advance Relocation & Storage Co., Inc., a moving company. The complaint alleges that the defendants violated the Racketeer Influenced and Corrupt Organizations Act (RICO) and engaged in tortious interference with prospective business advantage by preventing the plaintiff from obtaining work as a mover on jobs performed in large commercial buildings in New York City. The Court has dismissed the RICO claims against IPC Information Systems, Inc. and its President. The remaining claim against IPC Information Systems, Inc. relates to a single moving job, and the plaintiff alleges that it suffered damages in an amount slightly less than $1 million in connection with that move. The Company believes that the remaining claim is without merit and intends to vigorously defend against that claim. However, there can be no assurance that the resolution of this lawsuit will ultimately be favorable to the Company.

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

     On December 15, 2004, IPC Information Systems, LLC commenced two lawsuits arising out of the unauthorized copying of its proprietary software. The first action was filed in the Southern District of New York against The Odyssey Group, Inc. doing business as The O&R Group, Inc. The complaint alleges that the Odyssey Group infringed the Company’s copyrights by soliciting and obtaining an unauthorized copy of its proprietary software from Advanced Business Communications Ltd. (‘ABC”), a Canadian company. The Company’s complaint seeks recovery of the software, injunctive relief and unspecified damages from the defendants. The Odyssey Group has asserted counterclaims against IPC Information Systems, LLC seeking aggregate damages of approximately $3 million for injurious falsehood, slander per se and interference with prospective economic advantage. The Company believes the counterclaims are without merit and intends to vigorously defend against them.

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

9. Income Taxes

     The Company’s effective tax rate for the six months ended March 31, 2005 was 42.5% and was 78.2% for the six months ended March 31, 2004. The Company’s effective tax rate reflects the Company’s foreign, federal and state taxes, the non-deductibility of foreign losses for federal tax purposes, the non-deductibility of certain expenses and, for the six months ended March 31, 2004, taxable income at several of the Company’s foreign subsidiaries.

     The Company has U.S. federal net operating loss carryforwards of approximately $16.9 million at September 30, 2004, which expire through September 30, 2022. As of September 30, 2004, the Company has recognized deferred tax assets related to its US federal and state net operating loss carryforwards of approximately $6.8 million. In determining whether it is more likely than not that the Company will realize the benefits of the net deferred tax assets from US operations, the Company considered all

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
March 31, 2005 (Unaudited)

available evidence, both positive and negative. The principal factors that led the Company to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002 reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by the Company and Global Crossing, also generated deductions for income tax purposes); (2) The Company has deferred tax liabilities in excess of deferred tax assets and these deferred tax liabilities are expected to reverse prior to the point any deferred tax assets would be lost; (3) US results of operations for subsequent fiscal years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (4) the Company’s conclusion that the net US deferred tax assets were generated by an event (the Company’s purchase of IPC Information Systems, Inc.), rather than a continuing condition. As of March 31, 2005, no circumstances have arisen that would require the Company to change such conclusion.

     The aggregate amount of taxes for which the Company has received notices of taxes due and estimated amounts for probable assessments from various jurisdictions and recognized as tax liabilities under purchase accounting related to its acquisition of IPC Information Systems, Inc. in 2001 is approximately $6.5 million and, as of March 31, 2005, the Company has made settlement payments aggregating $1.9 million, including a $1.1 million payment made to one jurisdiction in May 2004. The Company estimates that its exposure for additional tax liabilities relating to periods prior to its acquisition of IPC Information Systems, Inc. in excess of amounts accrued is zero, which has been reduced from an original range of zero to $36.0 million as a result of the Company’s settlement negotiations. In computing its estimated potential tax liabilities, the Company took into account tax returns in certain jurisdictions where the statutes of limitations have not yet expired. Under those tax returns filed, the remaining liability is zero. Although the Company believes that all those tax returns have been filed correctly, such returns may be audited and additional taxes may be assessed (or refunds may be granted). Payment by the Company of a significant amount of these potential tax liabilities should not have a material adverse effect on the Company’s financial condition and results of operations.

10. Business Segment Information

     The Company, headquartered in New York, provides mission-critical voice communications solutions to the financial services trading industry as well as the command and control operations including power, energy, utility and transportation companies, public safety organizations and government and military agencies.

     Through September 30, 2004, the Company’s operations included three segments named Trading Systems, I.T.S. and Network Services. The I.T.S. segment was sold in July 2004 and is reported as discontinued operations for all periods presented. With the sale of I.T.S. and the acquisition of Orbacom, the Company realigned its operations and has two segments named Financial Services and Command and Control. Both the Financial Services and Command and Control segments report revenue as follows:

     • sales of equipment to distributors and direct sales and installations of turret systems, radio consoles and computer aided dispatch software as “Product sales and installations”; and

     • revenue from equipment maintenance, including annual and multi-year service contracts, MACs to existing equipment installations, sales of network voice and data services as “Service.”

     The Company’s primary measure to evaluate performance is direct margin (revenue less cost of goods sold, excluding indirect costs and depreciation and amortization) and income from operations.

     The following tables represent business segment information for the Company’s two operating segments, Financial Services and Command and Control, for the three and six months ended March 31, 2005 and 2004:

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
March 31, 2005 (Unaudited)

For the Three Months Ended March 31, 2005

	Financial	Command
	Services	and Control	Consolidated
	(dollars in thousands)
Revenue:
Product sales and installations	$30,553	$1,906	$32,459
Service	42,698	1,103	43,801

Total revenue	73,251	3,009	76,260
Direct costs	28,941	2,180	31,121

Direct margin	44,310	829	45,139
Research and development	4,224	427	4,651
Selling, general and administrative	9,242	1,698	10,940

Segment profit (loss)	30,844	(1,296)	29,548
Other segment data:
Corporate research and development	616	—	616
Corporate selling, general and administrative	7,662	—	7,662
Depreciation and amortization	2,800	13	2,813
Intangibles amortization	4,027	452	4,479
Indirect cost (fixed and variable)	5,574	339	5,913
Interest expense, net	5,912	—	5,912
Other income, net	448	—	448

Income from continuing operations before income taxes	$4,701	$(2,100)	$2,601

Goodwill as of March 31, 2005	$83,325	$1,928	$85,253
Total assets as of March 31, 2005 (1)	$456,600	$13,642	$470,292
Capital expenditures	$2,801	$67	$2,868

(1)	Total consolidated assets includes the assets of discontinued operations of the I.T.S. segment of $ 50

For the Three Months Ended March 31, 2004

	Financial	Command
	Services	and Control	Consolidated
	(dollars in thousands)
Revenue:
Product sales and installations	$31,640	$603	$32,243
Service	37,271	310	37,581

Total revenue	68,911	913	69,824
Direct costs	25,601	355	25,956

Direct margin	43,310	558	43,868
Research and development	2,688	—	2,688
Selling, general and administrative	8,757	—	8,757

Segment profit	31,865	558	32,423
Other segment data:
Corporate research and development	911	—	911
Corporate selling, general and administrative	5,992	—	5,992
Depreciation and amortization	2,371	—	2,371
Intangibles amortization	3,925	—	3,925
Indirect cost (fixed and variable)	6,518	—	6,518
Interest expense, net	5,814	—	5,814
Other income/(expense), net	(140)	—	(140)

Income from continuing operations before income taxes	$6,194	$558	$6,752

Goodwill as of March 31, 2004	$94,280	$—	$94,280
Total assets as of March 31, 2004 (1)	$409,377	$—	$430,597
Capital expenditures	$2,480	$—	$2,480

(1)	Total consolidated assets includes the assets of discontinued operations of the I.T.S. segment of $ 21,220

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
March 31, 2005 (Unaudited)

For the Six Months Ended March 31, 2005

	Financial	Command
	Services	and Control	Consolidated
	(dollars in thousands)
Revenue:
Product sales and installations	$52,802	$2,127	$54,929
Service	85,642	1,614	87,256

Total revenue	138,444	3,741	142,185
Direct costs	54,648	2,540	57,188

Direct margin	83,796	1,201	84,997
Research and development	7,405	666	8,071
Selling, general and administrative	18,630	2,586	21,216

Segment profit (loss)	57,761	(2,051)	55,710
Other segment data:
Corporate research and development	1,227	—	1,227
Corporate selling, general and administrative	14,519	—	14,519
Depreciation and amortization	5,353	21	5,374
Intangibles amortization	8,048	452	8,500
Indirect cost (fixed and variable)	13,026	474	13,500
Interest expense, net	11,541	—	11,541
Other income, net	1,853	—	1,853

Income from continuing operations before income taxes	$5,900	$(2,998)	$2,902

Capital expenditures	$4,694	$67	$4,761

For the Six Months Ended March 31, 2004

	Financial	Command
	Services	and Control	Consolidated
	(dollars in thousands)
Revenue:
Product sales and installations	$53,028	$673	$53,701
Service	68,197	620	68,817

Total revenue	121,225	1,293	122,518
Direct costs	46,992	505	47,497

Direct margin	74,233	788	75,021
Research and development	5,356	—	5,356
Selling, general and administrative	15,923	—	15,923

Segment profit	52,954	788	53,742
Other segment data:
Corporate research and development	1,652	—	1,652
Corporate selling, general and administrative	11,750	—	11,750
Depreciation and amortization	4,444	—	4,444
Intangibles amortization	7,701	—	7,701
Indirect cost (fixed and variable)	11,656	—	11,656
Interest expense, net	11,336	—	11,336
Other income, net	307	—	307

Income from continuing operations before income taxes	$4,722	$788	$5,510

Capital expenditures	$4,221	$—	$4,221

11. Guarantor Subsidiaries’ Financial Information

     All of the Company’s domestic restricted subsidiaries guarantee the senior secured credit facilities and the senior subordinated notes. These subsidiary guarantees are both full and unconditional, as well as joint and several. Information regarding the guarantors is as follows (in thousands):

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
March 31, 2005 (Unaudited)

Condensed Consolidated Balance Sheet at March 31, 2005

	IPC	Guarantor	Non-Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$43	$1,867	$12,566	$—	$14,476
Trade accounts receivable, net	—	31,760	39,895	—	71,655
Inventories, net	—	26,749	36,084	(16,476)	46,357
Prepaid and other current assets	13,132	6,293	3,897	(122)	23,200
Due from (to) affiliate	156,504	(123,942)	(32,562)	—	—
Current assets of discontinued operations	—	50	—	—	50

Total current assets	169,679	(57,223)	59,880	(16,598)	155,738
Investment in subsidiaries	165,549	10,524	12,632	(188,705)	—
Property, plant and equipment, net	—	19,573	5,845	—	25,418
Goodwill and intangibles, net	—	186,302	89,962	—	276,264
Deferred financing costs, net	11,363	—	—	—	11,363
Other assets	—	719	790	—	1,509
Non-current assets of discontinued operations	—	—	—	—	—

Total assets	$346,591	$159,895	$169,109	$(205,303)	$470,292

Liabilities and stockholders’ equity:
Current portion of long-term debt	$483	$—	$—	$—	$483
Accounts payable, accrued expenses and other current liabilities	13,550	29,351	20,271	—	63,172
Customer advances and deferred revenue	—	26,956	34,644	—	61,600
Current liabilities of discontinued operations	—	513	—	—	513

Total current liabilities	14,033	56,820	54,915	—	125,768
Long-term debt	197,118	—	—	—	197,118
Other long-term liabilities	18,469	6,543	5,423	—	30,435

Total liabilities	229,620	63,363	60,338	—	353,321
Total stockholders’ equity	116,971	96,532	108,771	(205,303)	116,971

Total liabilities and stockholders’ equity	$346,591	$159,895	$169,109	$(205,303)	$470,292

Condensed Consolidated Balance Sheet at September 30, 2004

	IPC	Guarantor	Non-Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$3,028	$13,057	$11,185	$—	$27,270
Trade accounts receivable, net	—	23,054	34,205	—	57,259
Inventories, net	—	22,164	17,388	(8,376)	31,176
Prepaid and other current assets	13,132	9,863	1,417	(122)	24,290
Due from (to) affiliate	181,288	(156,593)	(24,695)	—	—
Current assets of discontinued operations	—	2,548	—	—	2,548

Total current assets	197,448	(85,907)	39,500	(8,498)	142,543
Investment in subsidiaries	146,692	10,524	12,632	(169,848)	—
Property, plant and equipment, net	—	20,077	4,769	—	24,846
Goodwill and intangibles, net	—	185,526	89,423	—	274,949
Deferred financing costs, net	12,283	—	—	—	12,283
Other assets	—	150	488	—	638
Non-current assets of discontinued operations	—	40	—	—	40

Total assets	$356,423	$130,410	$146,812	$(178,346)	$455,299

Liabilities and stockholders’ equity:
Current portion of long-term debt	$2,157	$—	$—	$—	$2,157
Accounts payable, accrued expenses and other current liabilities	5,232	32,408	22,240	—	59,880
Customer advances and deferred revenue	—	16,907	19,084	—	35,991
Current liabilities of discontinued operations	—	639	—	—	639

Total current liabilities	7,389	49,954	41,324	—	98,667
Long-term debt	197,293	—	—	—	197,293
Other long-term liabilities	18,498	2,946	4,652	—	26,096

Total liabilities	223,180	52,900	45,976	—	322,056
Total stockholders’ equity	133,243	77,510	100,836	(178,346)	133,243

Total liabilities and stockholders’ equity	$356,423	$130,410	$146,812	$(178,346)	$455,299

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
March 31, 2005 (Unaudited)

Condensed Consolidated Statement of Income
For the Three Months Ended March 31, 2005

	IPC	Guarantor	Non-Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$60,370	$30,566	$(14,676)	$76,260
Cost of goods sold	—	29,175	21,041	(12,095)	38,121

Gross profit	—	31,195	9,525	(2,581)	38,139

Other operating expenses	(55)	22,467	7,662	—	30,074

Income from operations	55	8,728	1,863	(2,581)	8,065
Interest income (expense) and other income (expense), net	(5,901)	(217)	654	—	(5,464)
Income tax provision	—	323	782	—	1,105
Equity in earnings (losses) from investees	7,577	1,836	—	(9,413)	—

Income (loss) from continuing operations	1,731	10,024	1,735	(11,994)	1,496
Income (loss) from discontinued operations, net of tax	—	235	—	—	235

Net income (loss)	$1,731	$10,259	$1,735	$(11,994)	$1,731

Condensed Consolidated Statement of Income
For the Three Months Ended March 31, 2004

	IPC	Guarantor	Non-Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$51,779	$22,701	$(4,656)	$69,824
Cost of goods sold	—	24,537	12,051	(3,146)	33,442

Gross profit	—	27,242	10,650	(1,510)	36,382

Other operating expenses	—	16,780	6,896	—	23,676

Income from operations	—	10,462	3,754	(1,510)	12,706
Interest income (expense) and other income (expense), net	(5,692)	275	(537)	—	(5,954)
Income tax provision	—	4,487	(548)	—	3,939
Equity in earnings (losses) from investees	8,497	762	—	(9,259)	—

Income (loss) from continuing operations	2,805	7,012	3,765	(10,769)	2,813
Income (loss) from discontinued operations, net of tax	—	(8)	—	—	(8)

Net income (loss)	$2,805	$7,004	$3,765	$(10,769)	$2,805

Condensed Consolidated Statement of Income
For the Six Months Ended March 31, 2005

	IPC	Guarantor	Non-Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$113,682	$58,340	$(29,837)	$142,185
Cost of goods sold	—	57,135	37,459	(21,737)	72,857

Gross profit	—	56,547	20,881	(8,100)	69,328

Other operating expenses	—	41,088	15,650	—	56,738

Income from operations	—	15,459	5,231	(8,100)	12,590
Interest income (expense) and other income (expense), net	(11,496)	(111)	1,919	—	(9,688)
Income tax provision	—	410	822	—	1,232
Equity in earnings (losses) from investees	13,458	3,791	—	(17,249)	—

Income (loss) from continuing operations	1,962	18,729	6,328	(25,349)	1,670
Income (loss) from discontinued operations, net of tax	—	292	—	—	292

Net income (loss)	$1,962	$19,021	$6,328	$(25,349)	$1,962

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
March 31, 2005 (Unaudited)

Condensed Consolidated Statement of Income
For the Six Months Ended March 31, 2004

	IPC	Guarantor	Non-Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$89,149	$39,799	$(6,430)	$122,518
Cost of goods sold	—	44,354	21,710	(5,201)	60,863

Gross profit	—	44,795	18,089	(1,229)	61,655

Other operating expenses	—	32,643	12,473	—	45,116

Income from operations	—	12,152	5,616	(1,229)	16,539
Interest income (expense) and other income (expense), net	(11,160)	553	(422)	—	(11,029)
Income tax provision	—	4,282	29	—	4,311
Equity in earnings (losses) from investees	12,201	860	—	(13,061)	—

Income (loss) from continuing operations	1,041	9,283	5,165	(14,290)	1,199
Income (loss) from discontinued operations, net of tax	—	(158)	—	—	(158)

Net income (loss)	$1,041	$9,125	$5,165	$(14,290)	$1,041

Condensed Consolidated Statement of Cash Flows
For the Six Months Ended March 31, 2005

	IPC	Guarantor	Non-Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operations	$(13,799)	$27,238	$(4,275)	$—	$9,164
Net cash provided by discontinued operations	—	2,704	—	—	2,704

Net cash provided by (used in) operating activities	(13,799)	29,942	(4,275)	—	11,868

Capital expenditures	—	(2,409)	(2,352)	—	(4,761)
Intercompany borrowings	24,784	(32,651)	7,867	—	—
Acquisitions, net of cash	—	(6,002)	(53)	—	(6,055)

Net cash provided by (used in) investing activities	24,784	(41,062)	5,462	—	(10,816)

Borrowings under revolving credit facility	19,000	—	—	—	19,000
Principal payments on revolving credit facility	(11,000)	—	—	—	(11,000)
Principal payments on term loan	(1,849)	—	—	—	(1,849)
Issuance costs for term loan amendment	(170)	—	—	—	(170)
Deferred compensation payments	—	(70)	—	—	(70)
Payment of special cash dividend	(19,951)	—	—	—	(19,951)

Net cash used in financing activities	(13,970)	(70)	—	—	(14,040)

Effect of exchange rate changes on cash	—	—	194	—	194

Net increase (decrease) in cash	(2,985)	(11,190)	1,381	—	(12,794)
Cash and cash equivalents, beginning of period	3,028	13,057	11,185	—	27,270

Cash and cash equivalents, end of period	$43	$1,867	$12,566	$—	$14,476

IPC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–Continued
March 31, 2005 (Unaudited)

Condensed Consolidated Statement of Cash Flows
For the Six Months Ended March 31, 2004

	IPC	Guarantor	Non-Guarantor
	Acquisition	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operations	$(7,885)	$21,029	$5,161	$—	$18,305
Net cash provided by (used in) discontinued operations	—	11,039	—	—	11,039

Net cash provided by (used in) operating activities	(7,885)	32,068	5,161	—	29,344

Capital expenditures	—	(3,032)	(1,189)	—	(4,221)
Intercompany borrowings	28,785	(15,832)	(12,953)	—	—
Acquisitions, net of cash	(11,722)	(12,284)	2,068	—	(21,938)

Net cash provided by (used in) investing activities	17,063	(31,148)	(12,074)	—	(26,159)

Principal payments on term loan	(275)	—	—	—	(275)
Issuance costs for term loan amendment	—	—	—	—	—
Deferred compensation payments	—	(51)	—	—	(51)
Payment of special cash dividend	(17,964)	—	—	—	(17,964)

Net cash used in financing activities	(18,239)	(51)	—	—	(18,290)

Effect of exchange rate changes on cash	—	—	277	—	277

Net increase (decrease) in cash	(9,061)	869	(6,636)	—	(14,828)
Cash and cash equivalents, beginning of period	9,088	3,135	13,577	—	25,800

Cash and cash equivalents, end of period	$27	$4,004	$6,941	$—	$10,972

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

     Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “thinks”, and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other risk factors, including but not limited to:

•	performance of our business and future operating results;

•	risks of competition in our existing and future markets;

•	loss or retirement of any key executives;

•	general business and economic conditions;

•	market acceptance issues, including the failure of products or services to generate anticipated sales levels;

•	risks associated with substantial indebtedness, leverage and debt service; and

•	other risks described in our 10-K for the year ended September 30, 2004.

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

Business Overview

     We provide mission-critical voice communications solutions to enterprises globally, primarily in the financial services industry. Since 1973, we have designed, manufactured, installed and serviced specialized telephony systems, also referred to as “turrets,” which are used on trading floors across the world. We manage our business through two operating segments called Financial Services and Command and Control. In October 2004, we formed the Command and Control segment in connection with a substantial increase in our efforts to address what we identified as growth opportunities in that market.

     We are a leader within the financial trading community based on the number of turret “positions” and related equipment installed worldwide. We are also a leader in technology innovation in our industry, particularly in the area of Voice-over Internet Protocol, or VoIP, communications solutions. We have built additional lines of business upon our core offering of turrets, expanding our product and service portfolio to address other communications needs of the financial services industry. Additionally, we recently increased our efforts to address the needs of customers involved in command and control operations within select industries. We believe that command and control operations represent a large and growing market opportunity for us. Command and control operations include control rooms and operation centers of the following industries which we target: public safety; government and military; power, energy, and utility; and transportation.

     We plan to expand the offerings and operations of our Command and Control segment both through internal investments in our product offerings and professional staff, as well as through acquisitions that we believe will supplement our portfolio of offerings and our distribution channels. In November 2004, we completed our first acquisition in the Command and Control segment, Orbacom Systems, Inc., or Orbacom.

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

     Large installation projects are not numerous; however, their occurrence causes fluctuations when comparing periods, as revenue is not recognized until completion of the installation or achievement of contract milestones. We believe the demand for new turret systems is primarily event driven, the result of physical facility moves of trading positions, the addition of new trading positions due to customer growth and the need to upgrade older technology. Large facility moves and mergers can also result in large installation projects, which cause uneven revenue streams period over period. For a description of our critical accounting policies, see “Summary of Critical Accounting Policies” below.

Operating Focus since December 2001

     In December 2001, Global Crossing and its affiliates sold IPC Information Systems, Inc., the predecessor to IPC Information Systems, LLC, to a group of investors led by GS Capital Partners 2000, L.P. Since that time, we have operated as an independent company and focused our efforts on five key initiatives to improve our operating performance. These initiatives include:

•	Upgrade our portfolio of businesses and quality of financial results. Since 2001, we made changes to our portfolio of businesses in order to focus on businesses we believe have the most attractive operating margins and growth profiles, to add complementary products or distribution channels, and to increase the percentage of services revenues relative to the more cyclical equipment sales revenues.

•	In March 2002, in order to expand our geographic presence in the Asia Pacific region, we purchased the customer base and related assets outside of Japan of the turret business of Hitachi, Ltd.

•	In April 2003, in order to supplement our equipment business with complementary offerings of specialized network services, we purchased Gains International (US) Inc, or Gains US, and Gains International (Europe) Limited, or Gains UK.

•	In August 2003, in order to expand our product offering to include a software-based VoIP hoot and intercom product, we invested in and gained voting control of Purple Voice, and subsequently completed the acquisition in September 2004.

•	In January 2004, we purchased Gains International Asia Holdings Limited, or Gains Asia, to extend our network services presence in the Asia Pacific region.

•	In July 2004, we divested the operations and assets of our Information Transport Systems, or I.T.S., segment in order to exit a construction-related cabling business we viewed as highly cyclical and moderately profitable.

•	In November 2004, to expand the product offerings and distribution channels of our newly formed Command and Control segment, we acquired Orbacom Systems, Inc.

•	Our services revenues have increased from $85.7 million in 2002 to $148.7 million in 2004, representing 36% of total revenues in 2002, and 56% of total revenues in 2004. For the six months ended March 31, 2005, our service revenues represented 61% of our total revenues, or $87.3 million, as compared to 56%, or $68.8 million, for the six months ended March 31, 2004. We believe our services businesses are less subject to industry capital spending cycles than our equipment sales businesses.

•	Enhance Our Technical Leadership and Market Penetration of Our VoIP Platform. We introduced the first VoIP trading floor communications systems in 2001. We succeeded in building adoption of this technology as customers migrated to VoIP platforms due to increased functionality, flexibility and overall operating efficiency. We have enhanced our VoIP platform through continuous research and development efforts. As of March 31, 2005, we shipped over 25,600 positions of our VoIP platform with the percentage of positions shipped increasing over time to over 75% of our turret shipments in the first half of the 2005 fiscal year. As of March 31, 2005, only approximately 21% of our installed equipment base had a VoIP trading floor solution which we believe highlights a significant growth opportunity.

•	Expand Our Portfolio of Product and Service Offerings. Since 2001, we expanded our offerings through investment in internal research and development as well as through acquisitions of products, services and technologies.

•	Network and Related Services. Through the acquisitions of the Gains International business, we acquired a base of customers, a global network, operations centers, personnel and expertise to enable us to offer specialized network services to the same client base served by our communications equipment business. Since that acquisition, we increased the revenues and operating profits of the acquired entities by adding those services to the portfolio of offerings sold by our account representatives. We also added other related services, including offerings to audit and groom our customers’ networks, and continuity services designed to monitor both equipment and network resources and proactively address potential disruptions to service.

•	VoIP and Software Offerings. Leveraging the potential of VoIP technology, we internally developed technologies that enhance the capabilities of our equipment offerings with new solutions for business continuity, compliance, user productivity, converged voice, video and data, and system administration on an enterprise level. Additionally, through the acquisition of Purple Voice, we added to our portfolio a set of software-based, VoIP offerings that extend core trading room functionality to off-floor individuals and offices, including retail brokerage.

•	Command and Control Offerings. With the acquisition of Orbacom and through internal development efforts, we added proprietary radio integration, computer aided dispatch, and console offerings, as well as integrated third-party offerings for records management and other functions required in command and control applications.

•	Increase Our Geographic Reach and Penetration. Over the past three years we have opened direct sales and services offices in Japan, Germany, Italy and France. We have also acquired operations and offices in the EMEA and Asia Pacific regions. Our penetration in the EMEA and Asia Pacific regions has increased by 29% since 2001 based on the number of turret positions as a result of these activities. We intend to continue to invest in selected markets globally to serve new customers and enable existing customers to standardize their systems and support globally.

•	Extend Our Offerings into Growth Markets with Comparable Demand Profiles. We intend to capitalize further on our expertise with complex mission-critical communications systems by expanding our existing offerings to command and control operations and specifically to the needs of the public safety, government and military, power, energy and utility, and transportation industries. In addition to our own direct expansion in these markets, we recently acquired Orbacom to expand the product offerings and distribution channels of our newly formed Command and Control segment.

Current market environment

     The financial services industry experienced a market downturn in calendar years 2001, 2002 and 2003, resulting in substantial reductions in capital expenditures for trading floor communications equipment purchases. Our shipments of turret positions reached what we believe are cyclical lows with shipments of 13,882 positions in 2002, 10,275 in 2003, and 12,641 in 2004 compared to 17,007 positions shipped in 2001. Based on our experience and historical data, we believe that the normalized level of turret shipments, adjusted to exclude the effects of the cycle, would have been approximately 15,000 positions per year during an average replacement cycle of our installed base of turrets. We believe that as a result of the recent lag in purchasing, our installed base of equipment has aged beyond cyclical norms and that this lag is one of several factors that we expect will impact the volume of equipment purchased in the next several years. We believe our 2004 bookings and the year-over-year increase in our backlog of equipment orders are consistent with our expectations. Our bookings for the first two quarters of 2004 were $40 million, compared to $110 million for the second two quarters of 2004. Our backlog at September 30, 2004 was $70.8 million, a 91% increase over our backlog of $37.0 million at September 30, 2003. Our backlog at March 31, 2005 was $92.8 million, a 283% increase over our backlog of $24.2 million at March 31, 2004.

Summary of Critical Accounting Policies

     Revenue Recognition

     Revenue from product sales and installation is recognized upon completion of the installation or, for contracts that are completed in stages and include contract specified milestones, upon achieving such contract milestones, and the delivery and customer acceptance of a fully functional system. Revenue from sales to distributors is recognized upon shipment. Customers are generally progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed or specified milestones are attained. Costs incurred on uncompleted contracts and stages are accumulated and recorded as inventory awaiting installation. The cost of providing a warranty on our equipment is estimated and accrued at the time the equipment is sold. In addition, contracts for annual recurring services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, adds and changes, commonly known as MACs, to turret systems is recognized upon completion, which generally occurs in the same month or the month following the order for services. Revenue from network services and fixed-fee contracts for consulting services for our total circuit management, or TCM services, are recognized ratably as the services are performed over the period of time contracted or agreed as the customer receives value when each part of the services is performed. Revenue from network services is generally billed at the beginning of the month and recognized in the same month and revenue for TCM services are generally billed in accordance with the contract or agreed upon terms and conditions and deferred and recognized ratably as the services are performed.

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

     For certain installation contracts, revenue from product installation sales is recognized in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which was adopted in the 2003 fiscal year. Under this pronouncement, products or services sold to the same entity that are entered into at or near the same time are presumed to have been negotiated as a package and are evaluated as a single arrangement when considering whether there are one or more units of accounting. In arrangements where multiple products or services are sold, the delivered items are considered separate units of accounting if the delivered item has value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the undelivered items. Undelivered item revenues are included in the liability section as deferred revenue on the balance sheet at their fair value with the corresponding costs held as an asset in inventory until delivery has occurred and revenue is earned.

     Cash and Cash Equivalents

     The Company maintains cash with several high credit quality financial institutions. Temporary cash investments with original maturities of three months or less are considered cash equivalents. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk.

     Trade Accounts Receivables

     Trade accounts receivable potentially expose us to concentrations of credit risk, as a large volume of business is conducted with several major financial institutions, primarily companies in the brokerage, banking and financial services industries. To help reduce this risk, our customers are progress-billed prior to the completion of the contract.

     We perform periodic credit evaluations of its customers’ financial condition and although we do not generally require collateral, we do require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal. Credit losses have been within management’s expectations and are provided for in the consolidated financial statements.

     Allowance for Doubtful Accounts

     We evaluate the collectibility of our accounts receivable based on a combination of factors. Where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to it and thereby reduces the net receivable to the amount we reasonably believe is likely to be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and its historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required.

     Inventories

     Inventories are stated at the lower of FIFO (first in, first out) cost or market but not in excess of net realizable value. Inventory costs include all direct manufacturing costs and applied overhead. Allowances are established based on management’s estimate of inventory on hand that is potentially obsolete or for which market value is below cost.

     Impairment of Long-Lived Assets

     We review long-lived assets, including property, plant and equipment and definite lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the aggregate of estimated undiscounted future cash flows expected to result from the use of the assets and the eventual disposition is less than its carrying amount. Impairment, if any, is determined using discounted cash flows. No impairments have occurred to date.

     Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. We adopted SFAS No.142 effective upon the acquisition of IPC Information Systems, Inc. on December 20, 2001. In accordance with SFAS No.142, there is no amortization of goodwill and intangible assets that have indefinite useful lives. However, such assets are tested for impairment annually using the two-step process specifically provided in SFAS No.142. Other intangible assets are carried at cost. Technology assets are amortized over estimated useful lives of between 3 to 7 years, customer relationships are amortized over estimated useful lives of 8 to 20 years, and proprietary software is amortized over its estimated useful life of 7 years. Trade name has been deemed to have an indefinite life and will not be subject to amortization, but instead will be subject to annual impairment tests in accordance with the provisions of SFAS No.142. In determining that the trade name has an indefinite life, we considered the following factors: the on going active use of our trade name, which is directly associated with our market leading position in the turret business, the lack of any legal, regulatory or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on our trade name generated by our other ongoing business activities (including marketing and development of new technology and new products) and our commitment to products branded with our trade name over our 30 year history.

     We completed the required annual fair value test as of July 1, 2004 (the first day of the fourth quarter of 2004), and concluded that there was no impairment to our recorded goodwill or trade name. There have been no indicators of impairment during the first half of the 2005 fiscal year.

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

     In determining whether it is more likely than not that we will realize the benefits of the net deferred tax assets from U.S. operations, we consider all available evidence, both positive and negative, including:

     • U.S. result of operations for subsequent fiscal years are expected to generate sufficient taxable income to fully utilize tax loss carryforwards; and

     • our conclusion that the net U.S. deferred tax assets were generated by an event (our purchase of the Company), rather than a continuing condition.

     Special Cash Dividend

     In February 2005, we paid a special cash dividend of approximately $20 million, or $1.36 per share, to all shareholders of record of our outstanding common stock as of that date. As a result of the dividend paid in February 2005, the fair value of our common stock was reduced by $1.36 per share. In connection with the dividend, we adjusted the exercise price of all stock option grants and the number of shares subject to stock options so that the dividend did not affect (1) the aggregate spread of the option or (2) on a share-by-share basis, the ratio of exercise price to fair market value.

     Stock–Based Compensation

     As permitted by SFAS 123, the Company has elected to follow APB 25 and related interpretations in accounting for its employee option plans. Under APB 25, no compensation expense is recognized at the time of an option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of the grant and the number of shares to be issued pursuant to the exercise of such options are fixed on the date of the grant.

     On December 16, 2004, the FASB issued FAS 123R which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. FAS 123R supersedes APB 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in FAS 123R is similar to the approach described in Statement 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Recent Accounting Pronouncements

     In December 2004, the FASB approved FAS 123R which sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation. We currently account for our stock-based compensation using the intrinsic method as defined in APB 25. Currently, we provide disclosure about the pro forma compensation expense from stock based awards, which is based upon the Black-Scholes option pricing model. Although FAS 123R does not express a preference for a type of valuation model, we intend to reexamine our valuation methodology and the corresponding support for the assumptions that underlie the valuation of stock-based awards prior to the adoption of FAS 123R. We are required to adopt this statement on October 1, 2006 and are currently in the process of further analyzing this new pronouncement and have not yet determined the impact on our consolidated financial statements.

     In December of 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. We do not expect this new standard to have a material effect on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB No. 29” (“FAS 153”). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We do not expect this new standard to have a material effect on our consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this new standard to have a material effect on our consolidated financial statements.

Comparison of the Three Months (“Q2 2005”) and Six Months (“YTD 2005”) Ended March 31, 2005 to the Three Months (“Q2 2004”) and Six Months (“YTD 2004”) Ended March 31, 2004.

     The following tables set forth, as a percentage of consolidated revenue, our condensed consolidated statements of operations for the periods indicated. The following table also presents, as a percentage of segment revenue, our statements of operations for our two operating segments for the periods indicated.

	Three Months ended March 31, 2005			Three Months ended March 31, 2004
		Financial	Command		Financial	Command
	Consolidated	Services	and Control	Consolidated	Services	and Control
Revenue:
Product sales and installations	43%	42%	63%	46%	46%	66%
Service	57%	58%	37%	54%	54%	34%

	100%	100%	100%	100%	100%	100%

Cost of goods sold (depreciation shown separately):
Product sales and installations	21%	19%	72%	20%	20%	27%
Service	27%	28%	12%	26%	27%	12%
Depreciation and amortization	1%	1%	0%	1%	1%	0%

	50%	49%	84%	48%	48%	39%

Gross profit	50%	51%	16%	52%	52%	61%

Research and development	7%	7%	14%	5%	5%	0%
Selling, general and administrative	24%	23%	56%	21%	21%	0%
Depreciation and amortization	2%	2%	0%	2%	2%	0%
Amortization of intangibles	6%	6%	15%	6%	6%	0%

Income from operations	11%	14%	-70%	18%	18%	61%

Other income (expense):
Interest expense, net	-8%	-8%	0%	-8%	-8%	0%
Other income (expense), net	1%	1%	0%	0%	0%	0%

Income (loss) from continuing operations before income taxes	3%	6%	-70%	10%	9%	61%

Income tax expense (benefit)	1%	2%	0%	6%	6%	0%

Income (loss) from continuing operations	2%	5%	-70%	4%	3%	61%

Discontinued operations (Note 3):
Income (loss) from discontinued operations	0%	0%	0%	0%	0%	0%
Loss on disposal of operations	0%	0%	0%	0%	0%	0%

Income (loss) from discontinued operations, net of tax	0%	0%	0%	0%	0%	0%

Net income (loss)	2%	5%	-70%	4%	3%	61%

	Six Months ended March 31, 2005			Six Months ended March 31, 2004
		Financial	Command		Financial	Command
	Consolidated	Services	and Control	Consolidated	Services	and Control
Revenue:
Product sales and installations	39%	38%	57%	44%	44%	52%
Service	61%	62%	43%	56%	56%	48%

	100%	100%	100%	100%	100%	100%

Cost of goods sold (depreciation shown separately):
Product sales and installations	20%	19%	66%	21%	21%	23%
Service	30%	30%	15%	28%	28%	17%
Depreciation and amortization	2%	2%	0%	1%	1%	0%

	51%	50%	81%	50%	50%	39%

Gross profit	49%	50%	19%	50%	50%	61%

Research and development	7%	6%	18%	6%	6%	0%
Selling, general and administrative	25%	24%	69%	23%	23%	0%
Depreciation and amortization	2%	2%	1%	2%	2%	0%
Amortization of intangibles	6%	6%	12%	6%	6%	0%

Income from operations	9%	11%	-80%	13%	13%	61%

Other income (expense):
Interest expense, net	-8%	-8%	0%	-9%	-9%	0%
Other income (expense), net	1%	1%	0%	0%	0%	0%

Income (loss) from continuing operations before income taxes	2%	4%	-80%	4%	4%	61%

Income tax expense (benefit)	1%	1%	0%	4%	4%	0%

Income (loss) from continuing operations	1%	3%	-80%	1%	0%	61%

Discontinued operations (Note 3):
Income (loss) from discontinued operations	0%	0%	0%	0%	0%	0%
Loss on disposal of operations	0%	0%	0%	0%	0%	0%

Income (loss) from discontinued operations, net of tax	0%	0%	0%	0%	0%	0%

Net income (loss)	1%	3%	-80%	1%	0%	61%

Comparison of Q2 2005 to Q2 2004

Revenue

     The following table sets forth our consolidated revenue and revenue as reported for our two operating segments.

	Consolidated
	Q2	Q2	$	%
	2005	2004	Change	Change
	(dollars in thousands)
Product sales and installations	$32,459	$32,243	$216	1%
Service	43,801	37,581	6,220	17%

Total	$76,260	$69,824	$6,436	9%

	Financial Services
	Q2	Q2	$	%
	2005	2004	Change	Change
	(dollars in thousands)
Product sales and installations	$30,553	$31,640	$(1,087)	-3%
Service	42,698	37,271	5,427	15%

Total	$73,251	$68,911	$4,340	6%

	Command and Control
	Q2	Q2	$	%
	2005	2004	Change	Change
	(dollars in thousands)
Product sales and installations	$1,906	$603	$1,303	216%
Service	1,103	310	793	256%

Total	$3,009	$913	$2,096	230%

  Consolidated

     Product Sales and Installations. Quarter over quarter, there was an increase in product sales and installation revenue of $0.2 million in Q2 2005 from Q2 2004 due to a $1.3 million increase from our Command and Control segment related to our acquisition of Orbacom in November 2004 offset by a $1.1 million decrease from our Financial Services segment.

     Service. Our service revenue increased by $6.2 million in Q2 2005 from Q2 2004, primarily due to an increase of $5.4 million from our Financial Services segment, of which $3.7 million was from organic growth in network services and $1.7 million from revenue recognized from sales of equipment maintenance agreements subsequent to expiration of warranties on trading system equipment installations as well as trading floor reconfigurations. Also, there was an increase of $0.8 million from our Command and Control segment.

   Financial Services

     Product Sales and Installations. Our Financial Services segment experienced a decrease in product sales and installation revenue of $1.1 million in Q2 2005 compared to Q2 2004 primarily due to lower revenue from large installation projects offset by higher revenue from small and medium installation projects. The number of large installation projects remained constant period over period; however, the decrease in revenue was due to the smaller size of the installation projects completed in Q2 2005 compared to Q2 2004. For medium installation projects, revenue increased due to an additional installation in Q2 2005 compared to Q2 2004. For small installation projects, revenue increased primarily due to higher volume of installation projects in Q2 2005 compared to Q2 2004. Installation projects are primarily configured based on the number of positions and telephone lines per position. Also, sales in part result from real estate planning, merger and acquisition activity in our customer base and changes in our customers’ headcount or their technology needs can vary from period to period.

	Number of		Total amount
	installations		(in millions)
	Q2 2005	Q2 2004	Q2 2005	Q2 2004	$ Change
Product installation size:
Large (greater than $2.0 million)	3	3	$8.7	$15.7	$(7.0)
Medium (between $1.0 million and $2.0 million)	1	0	1.2	0.0	1.2
Small (less than $1.0 million)	*	*	20.6	15.9	4.7

			$30.5	$31.6	$(1.1)

*	due to the variance in deal size of small installations this number is not a useful statistic

     Service. The increase in service revenue of $5.4 million in Q2 2005 from Q2 2004 was primarily due to an increase of $3.7 million in network services and $1.7 million in equipment services. The increase in network services is primarily due to organic growth in recurring circuit revenue and the expansion of our Advanced Fault Management and Total Circuit Management services from our customer base in North America and Europe. Equipment services increased primarily due to a higher volume of contract maintenance revenue totaling $1.0 million from the revenue recognized from sales of equipment maintenance agreements subsequent to expiration of warranties for product sales and installation contracts and additional on-site services at several customer sites. Also, non-contract MAC revenue increased $0.7 million due to increase in demand for trading floor re-configurations and additional trading positions globally.

   Command and Control

     Product Sales and Installations. The increase in product sales and installation revenue of $1.3 million in Q2 2005 from Q2 2004 was primarily due to the acquisition of Orbacom in November 2004.

	Number of		Total amount
	installations		(in millions)
	Q2 2005	Q2 2004	Q2 2005	Q2 2004	$ Change
Product installation size:
Small (less than $1.0 million)	*	*	$1.9	$0.6	$1.3

*	due to the variance in deal size of small installations this number is not a useful statistic

     Service. The increase in service revenue of $0.8 million in Q2 2005 from Q2 2004 was primarily due to the acquisition of Orbacom in November 2004, which increased non-contract MAC revenue associated with upgrading existing customers’ systems.

Cost of Goods Sold

     The following table sets forth our cost of goods sold as reported for our two operating segments. Cost of goods sold for our Financial Services segment includes the costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold, labor to provide service, warehouse and project management costs, the costs to lease local and long distance circuits, the cost of our network provisioning and operations organizations and depreciation of our network equipment as well as equipment in our manufacturing and assembly facility. Cost of goods sold for our Command and Control segment includes the costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold and labor to provide service. In addition, cost of goods sold for Q2 2005 includes a charge resulting from the sale of inventory reflecting a step-up in carrying value of $1.7 million (relating to purchase accounting fair value adjustments from the acquisition of Orbacom), of which $1.1 million was recognized in Q2 2005. This purchase accounting inventory fair value step-up is a GAAP adjustment that is recorded when a company is acquired.

	Consolidated
	Q2	% of	Q2	% of	%
	2005	Rev	2004	Rev	Change
	(dollars in thousands)
Product sales and installations	$16,075	50%	$14,034	44%	6%
Service	20,959	48%	18,440	49%	-1%
Depreciation and amortization	1,087	1%	968	1%	0%

Total	$38,121	50%	$33,442	48%	2%

	Financial Services
	Q2	% of	Q2	% of	%
	2005	Rev	2004	Rev	Change
	(dollars in thousands)
Product sales and installations	$13,902	46%	$13,786	44%	2%
Service	20,613	48%	18,333	49%	-1%
Depreciation and amortization	1,087	1%	968	1%	0%

Total	$35,602	49%	$33,087	48%	1%

	Command and Control
	Q2	% of	Q2	% of	%
	2005	Rev	2004	Rev	Change
	(dollars in thousands)
Product sales and installations	$2,173	114%	$248	41%	73%
Service	346	31%	107	35%	-4%
Depreciation and amortization	—	0%	—	0%	0%

Total	$2,519	84%	$355	39%	45%

   Consolidated

     Product Sales and Installations. The increase in product sales and installations cost of goods sold of 6% as a percentage of product sales and installation revenue in Q2 2005 from Q2 2004 was primarily due an increase of 2% in financial services products and an increase of 73% on command and control products.

     Service. The decrease in service cost of goods sold of 1% as a percentage of service revenue in Q2 2005 from Q2 2004 was primarily due to a decrease of 1% in our Financial Services segment and a decrease of 4% in our Command and Control segment.

   Financial Services

     Product Sales and Installations. The increase in product sales and installations cost of goods sold of 2% as a percentage of product sales and installation revenue in Q2 2005 from Q2 2004 was primarily due to higher cost of sales realized on large installation projects.

     Service. The decrease in service cost of goods sold of 1% as a percentage of service revenue in Q2 2005 from Q2 2004 was primarily due to a decrease in the cost of bandwidth expenses as a percentage of revenue from better management and utilization of bandwidth and lower cost of sales associated with contract maintenance services offset by higher cost of sales associated with MAC services related to the expansion of existing customer trading floors.

   Command and Control

     Product Sales and Installations. The increase in product sales and installations cost of goods sold of 73% as a percentage of product sales and installation revenue in Q2 2005 from Q2 2004 was primarily due to the inclusion of a $1.1 million of inventory fair value adjustment described above.

     Service. The decrease in service cost of goods sold of 4% as a percentage of service revenue in Q2 2005 from Q2 2004 was primarily due to lower cost of sales associated with MAC services related to products manufactured by Orbacom, which was acquired in November 2004.

Research and Development Expense

	Consolidated
	Q2	Q2	$	%
	2005	2004	Change	Change
		(dollars in thousands)
Research and development	$5,267	$3,599	$1,668	46%

     Research and development efforts for our Financial Services segment are principally focused on the next generation of the trading systems equipment products, applications, and enhancements of our current product lines. For our Command and Control segment, research and development efforts are focused on the next generation of radio technology, radio telephony integration and computer aided dispatch software. These activities resulted in an increase of $1.7 million in Q2 2005 compared to Q2 2004.

Selling, General and Administrative Expense

	Consolidated
	Q2	Q2	$	%
	2005	2004	Change	Change
		(dollars in thousands)
Selling, general and administrative	$18,602	$14,749	$3,853	26%

     Selling, general and administrative expenses increased by $3.9 million for Q2 2005 from Q2 2004, of which $2.2 million is due to the increased headcount and related costs in Q2 2005 for sales and marketing programs and professionals and $1.7 million for the expansion of the Command and Control segment through the acquisition of Orbacom in November 2004.

Depreciation and Amortization

	Consolidated
	Q2	Q2	$	%
	2005	2004	Change	Change
		(dollars in thousands)
Depreciation and amortization	$1,726	$1,403	$323	23%

     Depreciation and amortization expense increased by $0.3 million in Q2 2005 from Q2 2004 primarily due to an increase in capital expenditures as well as the addition of depreciable fixed assets due to the acquisition of Orbacom in November 2004.

Amortization of Intangibles

	Consolidated
	Q2	Q2	$	%
	2005	2004	Change	Change
		(dollars in thousands)
Amortization of intangibles	$4,479	$3,925	$554	14%

     Amortization of intangibles increased by $0.6 million in Q2 2005 from Q2 2004 primarily due to an increase in intangible assets from the acquisition of Orbacom in November 2004.

Interest Expense, net

	Consolidated
	Q2	Q2	$	%
	2005	2004	Change	Change
		(dollars in thousands)
Interest expense, net	$5,912	$5,814	$98	2%

     Interest expense, net increased by $0.1 million in Q2 2005 from Q2 2004 primarily due to interest expense for increased borrowings under the revolving credit facility of our senior secured credit facility. There was no outstanding balance under the revolving credit facilities at March 31, 2004.

Other Income, (Expense), net

	Consolidated
	Q2	Q2	$	%
	2005	2004	Change	Change
	(dollars in thousands)
Other income (expense), net	$448	$(140)	$588	420%

     Other income (expense), net increased by $0.6 million in Q2 2005 from Q2 2004 primarily due to foreign exchange gains attributable to the weakness of the US dollar in our Financial Services segment.

Provision for Income Taxes

     Our effective tax rate on income from continuing operations was 42.5% for Q2 2005 and 58.3% for Q2 2004. Our effective tax rate reflects our foreign, federal and state taxes, the non-deductibility of foreign losses for federal tax purposes, the non-deductibility of certain expenses and, for the six months ended March 31, 2004, taxable income at several of our foreign subsidiaries.

     We recognized deferred tax assets of $6.8 million at September 30, 2004 related to our US federal and state net operating loss carryforwards. In determining whether it is more likely than not that we will realize the benefits of the net deferred tax assets from US operations, we considered all available evidence, both positive and negative. The principal factors that led us to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002, reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by us and Global Crossing, also generates deductions for income tax purposes); (2) We have deferred tax liabilities in excess of deferred tax assets and these deferred tax liabilities are expected to reverse prior to the point any deferred tax assets would be lost; (3) US results of operations for 2005 and subsequent years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (4) our conclusion that the net US deferred tax assets were generated by an event (our purchase of IPC Information Systems in December 2001), rather than a continuing condition. As of March 31, 2005, no circumstances have arisen that would require us to change such conclusion.

Net Income

	Consolidated
	Q2	Q2	$	%
	2005	2004	Change	Change
		(dollars in thousands)
Net income	$1,731	$2,805	$(1,074)	-38%

     We had net income of $1.7 million in Q2 2005 compared to $2.8 million in Q2 2004. The $1.1 million decrease was primarily due to a $1.8 million increase in our gross profit, a $0.6 million increase in other income and a decrease in our income tax expense of $2.8 million offset by increases in research and development expenses of $1.7 million, increases in selling, general and administrative expenses of $3.9 million, and increases in depreciation and amortization and amortization of intangibles of $0.9 million.

Comparison of YTD 2005 to YTD 2004

Revenue

     The following table sets forth our consolidated revenue and revenue as reported for our two operating segments.

	Consolidated
	YTD	YTD	$	%
	2005	2004	Change	Change
	(dollars in thousands)
Product sales and installations	$54,929	$53,701	$1,228	2%
Service	87,256	68,817	18,439	27%

Total	$142,185	$122,518	$19,667	16%

	Financial Services
	YTD	YTD	$	%
	2005	2004	Change	Change
	(dollars in thousands)
Product sales and installations	$52,802	$53,028	$(226)	0%
Service	85,642	68,197	17,445	26%

Total	$138,444	$121,225	$17,219	14%

	Command and Control
	YTD	YTD	$	%
	2005	2004	Change	Change
	(dollars in thousands)
Product sales and installations	$2,127	$673	$1,454	216%
Service	1,614	620	994	160%

Total	$3,741	$1,293	$2,448	189%

  Consolidated

     Product Sales and Installations. The increase in product sales and installation revenue of $1.2 million in YTD 2005 from YTD 2004 was due to an increase in our Command and Control segment of $1.5 million related to the acquisition of Orbacom Systems, Inc. in November 2004 offset by a decrease in our Financial Services segment of $0.2 million.

     Service. The increase in service revenue of $18.4 million in YTD 2005 from YTD 2004 was primarily due to an increase of $17.4 million from our Financial Services segment and an increase of $1.0 million from our Command and Control segment.

  Financial Services

     Product Sales and Installations. The decrease in product sales and installation revenue of $0.2 million in YTD 2005 from YTD 2004 was primarily due to lower revenue from large installation projects offset by higher revenue from small and medium installation projects. The number of large installation projects remained constant period over period; however, the decrease in revenue was due to the smaller size of the installation projects completed in YTD 2005 compared to YTD 2004. For medium installation projects, revenue increased due to additional installation projects in YTD 2005 compared to YTD 2004. For small installation projects, revenue increased primarily due to a higher volume of installation projects in YTD 2005 compared to YTD 2005. Installation projects are primarily configured based on the number of positions and telephone lines per position. Also, sales in part result from real estate planning, merger and acquisition activity in our customer base and changes in our customer’ headcount or their technology needs can vary from period to period.

	Number of			Total amount
	installations			(in millions)
	YTD 2005	YTD 2004	YTD 2005	YTD 2004	$ Change
Product installation size:
Large (greater than $2.0 million)	4	4	$10.8	$18.1	$(7.3)
Medium (between $1.0 million and $2.0 million)	4	2	5.2	2.8	2.4
Small (less than $1.0 million)	*	*	36.8	32.1	4.7

			$52.8	$53.0	$(0.2)

*	due to the variance in deal size of small installations this number is not a useful statistic

     Service. The increase in service revenue of $17.4 million in YTD 2005 from YTD 2004 was primarily due to an increase of $11.6 million in network services and $5.8 million in equipment services. The increase in network services is primarily due to a full six months of revenue from the acquisition of Gains Asia in January 2004 generating $4.3 million in revenue and an increase in recurring circuit revenue and the expansion of our Advanced Fault Management and Total Circuit Management services from our customer base in North America and Europe totaling $7.3 million. Equipment services increased primarily due to a higher volume of contract maintenance revenue totaling $2.5 million from the expiration of warranties for product sales and installation contracts and additional on-site services at several customer sites. Also, non-contract MAC revenue increased $3.3 million due to increased demand for trading floor re-configurations and additional trading positions globally.

  Command and Control

     Product Sales and Installations. The increase in product sales and installation revenue of $1.5 million in YTD 2005 from YTD 2004 was primarily due to the acquisition of Orbacom in November 2004.

	Number of			Total amount
	installations			(in millions)
	YTD 2005	YTD 2004	YTD 2005	YTD 2004	$ Change
Product installation size:
Small (less than $1.0 million)	*	*	$2.1	$0.6	$1.5

*	due to the variance in deal size of small installations this number is not a useful statistic

     Service. The increase in service revenue of $1.0 million in YTD 2005 from YTD 2004 was primarily due to acquisition of Orbacom in November 2004, which increased non-contract MAC revenue associated with upgrading existing customers systems.

Cost of Goods Sold

  The following table sets forth our cost of goods sold as reported for our two operating segments. Cost of goods sold for our Financial Services segment includes the costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold, labor to provide service, warehouse and project management costs, the costs to lease local and long distance circuits, the cost of our network provisioning and operations organizations and depreciation of our network equipment as well as equipment in our manufacturing and assembly facility. Cost of goods sold for our Command and Control segment includes the costs of equipment sold, the costs of parts used for service of the equipment, labor to install the equipment sold and labor to provide service. In addition, cost of goods sold for YTD 2005 includes a charge resulting from the sale of inventory reflecting a step-up in carrying value of $1.7 million (relating to purchase accounting fair value adjustments from the acquisition of Orbacom), of which $1.3 million was recognized in YTD 2005. This purchase accounting inventory fair value step-up is a GAAP adjustment that is recorded when a company is acquired.

	Consolidated
	YTD	% of	YTD	% of	%
	2005	Rev	2004	Rev	Change
	(dollars in thousands)
Product sales and installations	$28,489	52%	$25,172	47%	5%
Service	42,199	48%	33,981	49%	-1%
Depreciation and amortization	2,169	2%	1,710	1%	1%

Total	$72,857	51%	$60,863	50%	1%

	Financial Services
	YTD	% of	YTD	% of	%
	2005	Rev	2004	Rev	Change
	(dollars in thousands)
Product sales and installations	$26,037	49%	$24,881	47%	2%
Service	41,637	49%	33,767	50%	-1%
Depreciation and amortization	2,169	2%	1,710	1%	1%

Total	$69,843	50%	$60,358	50%	1%

	Command and Control
	YTD	% of	YTD	% of	%
	2005	Rev	2004	Rev	Change
	(dollars in thousands)
Product sales and installations	$2,452	115%	$291	43%	72%
Service	562	35%	214	35%	0%
Depreciation and amortization	—	0%	—	0%	0%

Total	$3,014	81%	$505	39%	42%

  Consolidated

     Product Sales and Installations. The increase in product sales and installations cost of goods sold of 5% as a percentage of product sales and installation revenue in YTD 2005 from YTD 2004 was primarily due an increase of 2% in our Financial Services segment and an increase of 72% in our Command and Control segment.

     Service. The decrease in service cost of goods sold of 1% as a percentage of service revenue in YTD 2005 from YTD 2004 was primarily due to a decrease of 1% in our Financial Services segment.

  Financial Services

     Product Sales and Installations. The increase in product sales and installations cost of goods sold of 2% as a percentage of product sales and installation revenue in YTD 2005 from YTD 2004 was primarily due to higher cost of sales realized on large installation projects.

     Service. The decrease in service cost of goods sold of 1% as a percentage of service revenue in YTD 2005 from YTD 2004 was primarily due to a decrease in the cost of bandwidth expenses as a percentage of revenue from better management and utilization of bandwidth and lower cost of sales associated with contract maintenance services offset by higher cost of sales associated with MAC services related to the expansion of existing customer trading floors.

  Command and Control

     Product Sales and Installations. The increase in product sales and installations cost of goods sold of 72% as a percentage of product sales and installation revenue in YTD 2005 from YTD 2004 was primarily due to the inclusion of a $1.3 million of inventory fair value adjustment as a result of the Orbacom acquisition.

     Service. Service cost of goods sold as a percentage of service revenue in YTD 2005 remained consistent with YTD 2004.

Research and Development Expense

	Consolidated
	YTD	YTD	$	%
	2005	2004	Change	Change
	(dollars in thousands)
Research and development	$9,298	$7,008	$2,290	33%

     Research and development efforts for our Financial Services segment are principally focused on the next generation of the trading systems equipment products, applications, and enhancements of our current product lines. For our Command and Control segment, research and development efforts are focused on the next generation of radio technology, radio telephony integration and computer aided dispatch software. These activities resulted in an increase of $2.3 million in YTD 2005 compared to YTD 2004.

Selling, General and Administrative Expense

	Consolidated
	YTD	YTD	$	%
	2005	2004	Change	Change
	(dollars in thousands)
Selling, general and administrative	$35,735	$27,673	$8,062	29%

     Selling, general and administrative expenses increased by $8.1 million for YTD 2005 from YTD 2004, of which $4.9 million was due to an increase in headcount and related costs in YTD 2005 for sales and marketing programs and professionals and $2.6 million for the expansion of the Command and Control segment through the acquisition of Orbacom in November 2004. Also, there was an increase of $0.6 million for the recognition of a full quarter of costs in YTD 2005 from the acquisition of Gains Asia in January 2004 compared to YTD 2004.

Depreciation and Amortization

	YTD	YTD	$	%
	2005	2004	Change	Change
	(dollars in thousands)
Depreciation and amortization	$3,205	$2,734	$471	17%

     Depreciation and amortization expense increased by $0.5 million in YTD 2005 from YTD 2004 primarily due to an increase in capital expenditures as well as the addition of depreciable fixed assets due to the acquisition of Gains Asia in January 2004 and Orbacom in November 2004.

Amortization of Intangibles

	Consolidated
	YTD	YTD	$	%
	2005	2004	Change	Change
	(dollars in thousands)
Amortization of intangibles	$8,500	$7,701	$799	10%

     Amortization of intangibles increased by $0.8 million in YTD 2005 from YTD 2004 due to the addition of intangible assets from the acquisition of Gains Asia in January 2004 and Orbacom in November 2004.

Interest Expense, net

	Consolidated
	YTD	YTD	$	%
	2005	2004	Change	Change
	(dollars in thousands)
Interest expense, net	$11,541	$11,336	$205	2%

     Interest expense, net increased by $0.2 million in YTD 2005 from YTD 2004 primarily due to interest for increased borrowings under the revolving credit facility of our senior secured credit facilities and an increase in the LIBOR based interest rate on our senior secured credit facilities. There was no outstanding balance under the revolving credit facility at March 31, 2004.

Other Income, (Expense), net

	Consolidated
	YTD	YTD	$	%
	2005	2004	Change	Change
	(dollars in thousands)
Other income (expense), net	$1,853	$307	$1,546	504%

     Other income (expense), net increased by $1.5 million in YTD 2005 from YTD 2004 primarily due to foreign exchange gains attributable to the weakness of the US dollar.

Provision for Income Taxes

     Our effective tax rate on income from continuing operations was 42.5% for YTD 2005 and 78.3% for YTD 2004. Our effective tax rate reflects our foreign, federal and state taxes, the non-deductibility of foreign losses for federal tax purposes, the non-deductibility of certain expenses and, for the six months ended March 31, 2004, taxable income at several of our foreign subsidiaries.

     We recognized deferred tax assets of $6.8 million at September 30, 2004 related to our US federal and state net operating loss carryforwards. In determining whether it is more likely than not that we will realize the benefits of the net deferred tax assets from US operations, we considered all available evidence, both positive and negative. The principal factors that led us to recognize these benefits were: (1) US results of operations for the period ended September 30, 2002, reported a loss before income taxes of $22.1 million, after reflecting charges of $34.3 million resulting from the fair-value inventory adjustments under the purchase price allocation (which, as a result of the Internal Revenue Code Section 338(h)(10) tax election, jointly made by us and Global Crossing, also generates deductions for income tax purposes); (2) We have deferred tax liabilities in excess of deferred tax assets and these deferred tax liabilities are expected to reverse prior to the point any deferred tax assets would be lost; (3) US results of operations for 2005 and subsequent years are expected to generate sufficient taxable income to fully utilize these tax loss carryforwards; and (4) our conclusion that the net US deferred tax assets were generated by an event (our purchase of IPC Information Systems in December 2001), rather than a continuing condition. As of March 31, 2005, no circumstances have arisen that would require us to change such conclusion.

Net Income

	Consolidated
	YTD	YTD	$	%
	2005	2004	Change	Change
	(dollars in thousands)
Net income	$1,962	$1,041	$921	88%

     We had net income of $2.0 million in YTD 2005 compared to $1.0 million in YTD 2004. The $0.9 million increase was primarily due to a $7.7 million increase in our gross profit, a $1.5 million increase in other income and a decrease in our income tax expense of $3.1 million offset by increases in research and development expenses of $2.3 million and an increase in selling, general and administrative expenses of $8.1 million, and increases in depreciation and amortization and amortization of intangibles of $1.3 million.

Liquidity and Capital Resources

     Historically, we have satisfied our operating cash requirements through cash provided by operations, financing and bank lines of credit. Our principal uses of cash were to fund working capital requirements, operating losses, capital expenditures and repayment of borrowings.

     During YTD 2005, we utilized our cash for payments of a special cash dividend of approximately $20.0 million, $8.6 million for an interest payment due on our senior subordinated notes, $8.0 million for the cash purchase price of Orbacom Systems, Inc., accrued expenses and the remaining payment due under our credit agreement relating to excess cash flow for 2004. These disbursements were offset by borrowings from our revolving credit facility of our senior secured credit facilities which had an outstanding balance of $8.0 million at March 31, 2005, cash acquired in the Orbacom acquisition of $2.3 million as well as cash flow from operations. The result of this activity was that our cash balances decreased from $27.3 million at September 30, 2004 to $14.5 million at March 31, 2005.

     The Senior Secured Credit Facilities

     On December 20, 2001, we entered into the senior secured credit facilities comprised of a $105.0 million term loan and a $15.0 million revolving credit facility. On September 2, 2003, we amended and restated our senior secured credit facilities. The amended and restated senior secured credit facilities consisted of a $25.0 million revolving credit facility and a $55.0 million term loan. The term loan was borrowed in full at closing. On April 20, 2004, we completed an agreement to increase the availability under our revolving credit facility by $10.0 million. The total amount available for borrowing and letters of credit under the revolving credit facility is $35.0 million, of which $23.3 million was available as of March 31, 2005; after taking into account $3.7 million of outstanding letters of credit. We can, however, increase the committed amount under these facilities by up to $15.0 million so long as one or more lenders agree to provide this incremental commitment and other customary conditions are satisfied. Our senior secured credit facilities mature on September 2, 2008. The weighted average interest rate for borrowings outstanding under the senior secured credit facilities was 6.06% for Q2 2005, 5.80% for YTD 2005, 5.11% for Q2 2004 and YTD 2004. We are also required to pay a commitment fee equal to 0.50% per annum of the average daily unused amount of the committed amount of the revolving credit facility, a fronting fee in an amount not to exceed 0.50% per annum of the average aggregate daily amount available to be drawn under all letters of credit issued under our senior secured credit facilities and customary administrative agent and letter of credit charges.

     Borrowings under our senior secured credit facilities bear interest, at our election, either based on a prime rate index plus the applicable margin or a LIBOR rate index plus the applicable margin. The applicable margin is if our senior secured leverage ratio, as defined in the senior secured credit facilities, is greater than 1.00:1.00, with respect to LIBOR rate loans, 4.00% per annum and with respect to prime rate loans, 3.00% per annum, and if our senior secured leverage ratio is less than 1.00:1.00, with respect to LIBOR rate loans, 3.50% per annum and with respect to prime rate loans, 2.50% per annum. At March 31, 2005 our senior secured leverage ratio was less than 1.00:1.00.

     Mandatory prepayments of the senior secured credit facilities are required upon the occurrence of certain events, including certain asset sales, equity issuances and debt issuances, as well as 50% of excess cash flow, as defined in our senior secured credit facilities in 2004 and thereafter. Excess cash flow is defined in our credit facilities agreement, as: (1) the sum of net income, interest expense, provisions for taxes based on income, depreciation expense, amortization expense, other non-cash items affecting net income and to the extent included in calculating net income, expenses incurred by us in connection with an amendment of the then existing credit agreement, certain restructuring expenses and prepayment premiums in connection with prepayment of loans under the then existing credit agreement, plus (2) a working capital adjustment less (3) scheduled repayments of debt, capital expenditures, cash acquisitions and certain investments, cash interest expense and provisions for current taxes based on income payable in cash.

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

     The senior secured credit facilities also contain minimum interest coverage and fixed charge coverage ratios and maximum senior secured and total leverage ratios as well as a restriction on the amount of capital expenditures we can incur in a fiscal year. At March 31, 2005, we were in compliance with all the financial covenants of the senior secured credit facilities.

     The Senior Subordinated Notes

     On December 20, 2001 we issued $150.0 million in aggregate principal amount of 11.50% senior subordinated notes to fund a portion of the consideration for the acquisition of IPC Information Systems. Under the terms of the indenture governing the notes, we may, subject to certain restrictions, issue additional notes up to a maximum aggregate principal amount of $250.0 million. The notes mature on December 15, 2009. The notes are general unsecured obligations, are subordinated in right of payment to all existing and future senior debt, including the amended and restated senior secured credit facilities, are pari passu in right of payment with any future senior subordinated indebtedness, and are unconditionally guaranteed by all of our domestic restricted subsidiaries. Interest on the notes accrues at the rate of 11.50% per annum and is payable semi-annually in arrears on June 15 and December 15.

     The indenture governing the notes contains covenants that impose significant restrictions on us. These restrictions include limitations on our ability to: incur indebtedness or issue preferred shares; pay dividends or make distributions in respect of capital stock or to make other restricted payments; create liens; agree to payment restrictions affecting restricted subsidiaries; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. At March 31, 2005, the Company was in compliance with all the covenants of the senior subordinated notes.

     Comparison of YTD 2005 to YTD 2004

     Cash provided by operating activities from continuing operations was $9.2 million for YTD 2005 compared to $18.3 million for YTD 2004. The decrease of $9.1 million was primarily due cash outflows relating to increases in accounts receivable, inventory and accounts payable balances compared to the prior year offset by cash inflows relating to collections reflected in customer advances and deferred revenue. Increases in accounts receivable, inventory and customer advances are a result of our increased backlog when compared to the same period last year. Increased backlog results in a requirement of more working capital as the costs of jobs that have not been completed are held in inventory until completion in accordance with our completed contract method of revenue recognition. Cash outflows in accounts payable and accrued liabilities reflects the cash flow requirements for the purchase price of Orbacom due on closing. The remaining cash inflows represent cash receipts relating to our former I.T.S. division. Cash receipts from our I.T.S. division stem from two sources, cash collected from third parties in the form of accounts receivable and cash received on amounts owed from our former division.

     Cash used in investing activities was $10.8 million for YTD 2005 as compared to $26.2 million for YTD 2004. Cash used in investing activities for YTD 2005 was primarily comprised of $4.8 million of capital expenditures and $6.0 million for the acquisition of Orbacom, net of cash acquired. Cash used in investing activities for YTD 2004 related to $4.2 million for capital expenditures, $6.8 million for the deferred purchase price and earnout commitment for the acquisition of Gains International US and Gains International UK, Ltd. and $15.2 million related to the acquisition of Gains Asia.

     Cash used in financing activities was $14.0 million for YTD 2005 as compared to $18.3 million for YTD 2004. Cash used in financing activities in YTD 2005 was primarily from the special cash dividend of approximately $20.0 million and principal repayments of our term loan of $1.8 million offset by net borrowings from our revolving credit facility of $8.0 million. Cash used in financing activities in YTD 2004 was almost entirely comprised of the special cash dividend in the amount of $18.0 million.

     The effect of exchange rate changes on cash represents increases and decreases in various currencies when translated into US dollars. As an international company, we are subjected to currency fluctuation risk, which resulted in a net increase of cash of approximately $0.2 million in YTD 2005 as compared to an increase of $0.3 million in YTD 2004. Currently our largest currency exposure is to the British Pound, although we have additional exposure, to a lesser extent, to the Euro, Canadian Dollar, Australian Dollar, Japanese Yen and the Hong Kong Dollar.

Capital Resources and Expenditures

     We are limited in our capital expenditures in any fiscal year by the capital expenditure covenant in the agreement related to our senior secured credit facilities. The limits imposed by this agreement are $12.0 million per fiscal year plus 50% of the unused portion of the prior year’s availability under the covenant.

     We have no off balance sheet arrangements or other relationships with unconsolidated affiliates. Our primary future uses of cash will be to fund interest expense, repayments on our revolving credit facility, principal repayments on our long-term indebtedness, capital expenditures, research and development efforts, working capital as needed for potential strategic acquisitions and/or alliances. Our primary future sources of cash will be cash flows from operations, and, if necessary, borrowings under the revolving credit facility.

     Our ability to make payments on our indebtedness and to fund planned capital expenditures, research and development efforts and payment of dividends to our shareholders will depend on our ability to generate cash in the future, which is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     During the course of the year, our short-term liquidity is impacted by our mandatory payment obligations of principal and interest under the term loan of our senior secured credit facilities, interest payments on our senior subordinated notes and repayments on our revolving credit facility of our senior secured credit facilities. The mandatory interest and principal payments under the term loan of our senior secured credit facilities are due at the end of each quarter. The interest payments required by the senior subordinated notes of $8.6 million due in June and December of each year negatively impact our liquidity during those particular months. Additionally, in any year that we generate excess cash flow, the mandatory prepayment required under the term loan of our senior secured credit facilities must be made within 90 days of our fiscal year end. For 2004, we were required to make a mandatory excess cash flow payment of $6.6 million, of which $5.0 million was paid at September 30, 2004 and the remaining $1.6 million was paid at December 29, 2004.

     Since the acquisition of IPC Information Systems, our cash generated from the operations of the business and borrowings from our revolving credit facility has been sufficient to meet our cash needs. Based on our forecasts, we believe that this trend will continue and our cash flow from operations, available cash and available borrowings under our revolving credit facility of our senior secured credit facilities will be adequate to meet our current and long-term liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the revolving credit facility of our senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less than	1-3	4-5	After 5
(dollars in millions)	Total	1 year	years	years	years
Contractual Obligations:
Deferred Compensation Agreements	$4.7	$0.9	$1.0	$0.9	$1.9
Network Carrier Commitments	8.3	8.3	—	—	—
Long-Term Debt – Senior Subordinated Notes	150.0	—	—	150.0	—
Long-Term Debt – Senior Secured Credit Facilities	47.6	0.5	23.9	23.2	—
Interest Expense – Senior Subordinated Notes	86.0	17.2	34.4	34.4	—
Interest Expense – Senior Secured Credit Facilities (1)	9.2	3.0	5.7	0.5	—
Operating Leases	30.3	5.4	10.1	8.1	6.7

Total Contractual Cash Obligations	$336.1	$35.3	$75.1	$217.1	$8.6

	Amount of Commitment Expiration per Period
	Total
	Amounts	Less than	1-3	4-5	Over 5
	Committed	1 year	years	years	years
Other Commercial Commitments:
Revolving Credit Facility–Senior Secured Credit Facilities	$8.0	$8.0	$—	$—	$—
Standby Letters of Credit	3.7	3.7	—	—	—

Total Commercial Commitments	$11.7	$11.7	$—	$—	$—

(1)	Interest is calculated on the Senior Secured Credit Facilities using the interest rate at March 31, 2005 of 6.19%

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

     As an international company, we are exposed to foreign currency risk because part of our revenues and operating expenses are earned and paid primarily in British Pounds and to a lesser extent Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Hong Kong Dollars and Singapore Dollars. In the past, we entered into foreign currency hedging contracts, commonly known as collars. For Q2 2005 and Q2 2004, we did not enter into any foreign currency hedging instruments or other derivatives.

     The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The fair market value of our long-term debt at March 31, 2005 is shown in the table below.

	Fair Value on
	March 31,	Future Principal Payments
(dollars in millions)	2005	2005	2006	2007	2008	2009	Thereafter	Total
Long-Term Debt:
Fixed Rate Senior Subordinated Notes, interest payable at 11.5%, maturing 2009	$159.0	$—	$—	$—	$—	$—	$150.0	$150.0

Variable Rate Senior Secured Credit Facilities – Term Loan (interest payable at 6.06% for Q2 2005 and 5.8% for YTD 2005)	$47.8	$0.5	$0.5	$23.4	$23.2	$—	$—	$47.6

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

Part II – Other Information:

Item 1. Legal Proceedings

     Except for the lawsuits described below, of which the first two involve our former I.T.S. segment, we are not a party to any pending legal proceedings other than claims and lawsuits arising in the normal course of business. Under the terms of the sale agreement relating to our former I.T.S. segment, we remain liable for all pre-closing liabilities relating to the I.T.S. segment, including the two lawsuits described below. Our litigation is subject to many uncertainties and it is possible that the results of operations or the cash flow of the company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

     On June 27, 2000, an action was brought against several defendants, including the Company’s subsidiary, IPC Communications, Inc., in the United States District Court for the Southern District of New York by two telecommunications cabling contractors alleging that IPC Communications, Inc. violated federal antitrust and New York state law by conspiring with the International Brotherhood of Electrical Workers Local Union Number 3, AFL-CIO, and five electrical contractors to exclude plaintiffs from telecommunications wiring and systems installation jobs in the New York City metropolitan area. Subsequently, the complaint was amended to add an additional plaintiff and an additional defendant contractor. We believe the suit is without merit. However, there can be no assurance that the resolution of this lawsuit will ultimately be favorable to us. Plaintiffs are seeking injunctive relief and damages from the defendants, jointly and severally, in an amount the plaintiffs claim exceeds an aggregate of $75.0 million.

     On September 8, 2003, an action was brought against our subsidiary, IPC Information Systems, Inc., its President and 23 other unrelated defendants in the United States District Court for the Eastern District of New York by Advance Relocation & Storage Co., Inc., a moving company. The complaint alleges that the defendants violated the Racketeer Influenced and Corrupt Organizations Act (RICO) and engaged in tortious interference with prospective business advantage by preventing the plaintiff from obtaining work as a mover on jobs performed in large commercial buildings in New York City. The remaining claim against IPC Information Systems, Inc. relates to a single moving job, and the plaintiff alleges that it suffered damages in an amount slightly less than $1 million in connection with that move. The Court has dismissed the RICO claims against IPC Information Systems, Inc. and its President. We believe that the remaining claim is without merit and intend to vigorously defend against that claim. However, there can be no assurance that the resolution of this lawsuit will ultimately be favorable to us.

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

     On December 15, 2004, IPC Information Systems, LLC commenced two lawsuits arising out of the unauthorized copying of its proprietary software. The first action was filed in the Southern District of New York against The Odyssey Group, Inc. doing business as The O&R Group, Inc. The complaint alleges that the Odyssey Group infringed our copyrights by soliciting and obtaining an unauthorized copy of our proprietary software from Advanced Business Communications Ltd. (‘ABC”), a Canadian company. Our complaint seeks recovery of the software, injunctive relief and unspecified damages from the defendants. The Odyssey Group has asserted counterclaims against IPC Information Systems, LLC seeking aggregate damages of approximately $3 million for injurious falsehood, slander per se and interference with prospective economic advantage. We believe the counterclaims are without merit and intend to vigorously defend against them.

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits

     (A) EXHIBITS

4.1	Third Supplemental Indenture, dated as of December 9, 2004, among the company, the subsidiary guarantors parties thereto and the Bank of New York, as trustee.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Acquisition Corp.

Dated: May 13, 2005	By:	/s/ TIMOTHY WHELAN

Timothy Whelan
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)